Form 10-K
period 2012-09-30
BULK STORAGE SOFTWARE, INC.
filed 2013-02-15
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-168328
Bulk Storage Software, Inc.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1244643
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

10790 Glengate Loop
Highlands Ranch, Colorado 80130	80111
(Address of principal executive offices)	(zip code)

(303) 862-6857
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

As of February 15, 2013, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-K

Bulk Storage Software, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Bulk Storage Software or Bulk Storage” “we,” “us,” and “our,” refer to Bulk Storage Software, Inc, a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We are presently designing and developing an enterprise class software and hardware based data storage appliance which will be known as “Enterprise Mass Storage Manager” (EMSM). This product can be utilized by any data intensive industry. We will utilize industry standard network communication protocols coupled with state of the art data deduplication technology in the development of the EMSM data storage appliance.

The terms data storage “appliance” and “data deduplication” will be used frequently throughout this document. The term “appliance”, as used herein, refers to:

A standard packaged computer assembly utilizing a central processing unit (cpu), disk and memory resources along with a Linux operating system. This computer will be utilized to run the specialized storage software application referred to as EMSM. The EMSM appliance will be designed as a self contained storage appliance which can be quickly and easily installed and deployed in virtually any computer storage network.

The term “data deduplication” refers to:

Specialized software algorithms which identify repeated instances of files, such as word documents, etc. in computer networks and replace these repeated instances with keys or “hashes” which uniquely identify the replaced file. Identical blocks or strings of data, which are not necessarily in file format, are identified and replaced in the same way. By replacing the actual repeated data on a computer network with a small, unique representation of the data (the key), the amount of physical electronic data storage is reduced significantly.

The Product

       EMSM comes from traditional Network Attached Storage (NAS) technology, utilizing the well established Network File System (NFS) protocol and utilizing data deduplication methods. EMSM will provide corporate Information Technology professionals with advanced data storage technology to provide the following benefits:

•	10-20 Times the Electronic Storage Capacity of Traditional Storage Devices
•	Storage Capacity Planning

•	Live Error and Alarm Capture and Notification
•	Global Intelligence

•	Storage Asset Management
•	Storage Device Management

•	Reduced Data Center Power Consumption
•	Reduced Data Center Cooling Requirements

•	Reduced Data Center Floor Space Requirements

       We believe that the recent increase in the demands for electronic data storage has increased these challenges to corporate Information Technology (“ IT”) organizations and technicians significantly over the last several years.

       Bulk Storage EMSM provides the capability for corporations to address these issues with a platform independent, scalable appliance for a fraction of what they are currently spending on data storage devices and administration (human resource costs coupled with the capital costs of storage arrays). We believe that Bulk Storage EMSM can help IT organizations achieve strategic corporate objectives such as:

•	Maximizing use of IT resources (administrative and capital)

•	Ensuring business continuance and data protection

•	Managing capital and administrative costs associated with information management

•	Managing growth associated with electronic information storage

•	Meeting federal regulatory compliance requirements (HIPAA, SOX,

•	Meeting data protection requirements

•	Reducing Data Center Power, Cooling and Space requirements

       To help corporations achieve these objectives, we have developed an open, independent Specialized Storage Management Software (SMS) application.

       The majority of the application, will be written in Java, while the Data Deduplication Software will be written in “C” to minimize CPU cycles on the data deduplication end. The data deduplication database utilized will most likely be historical Berkely Database for licensing purposes. However, if the end user prefers Oracle, Sybase, etc. they will have that flexibility, but the licensing burden will be theirs.

       Data deduplication is a technology whereby the EMSM appliance, through proprietary software algorithms, stores identical blocks of information and identical files only once. Where most storage devices store multiple copies of the same files and identical blocks of information many times over, thus using costly storage space for redundant information.

The EMSM storage appliance stores only one copy of the identical information while storing only a small representation of the identical information, or a “reference key”, each time the redundant information is encountered in the computer enterprise. This capability enables the EMSM appliance to provide 5, 10, 15, 20 or even 50 times the effective storage capacity of conventional storage arrays utilizing the same “raw” disk drive capacity. This “effective capacity” also requires the same amount of power and cooling as the conventional storage array with significantly more electronic storage capacity for the user.

       The EMSM product is designed to install on any Unix, Linux or Microsoft computer system. We not intend to pursue the MVS or AS400 markets. Supported backup applications will initially Veritas ™ NetBackup, and BackupExec ™, with the next targeted application being IBM ™ TSM. The Company will support fiber channel and iSCSI SANS initially. The Company will initially support EMC and Hitachi disk arrays, with IBM Shark, NetApp and LSI Logic as the next targets. These application ports encompass approximately 70% of our targeted midrange market.

       The product will be extremely scalable as the end user can choose either a central or distributed EMSM database. With the centralized management console approach the user will be able to view all Bulk Storage appliances globally from a single User Interface (UI), while different geographical locations can be restricted with regard to viewing and management capabilities. Permissions will be restricted through access control lists (ACL’s).

       We intend to pursue several strategic software development partnerships with established software and hardware vendors. Additionally, we intend to immediately pursue a strategic selling relationship with a large storage hardware vendor. At the present time, there are no definitive agreements in place.

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

         Our product is currently under development. We estimate that it will take until June, 2012 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

 The finished computer appliance product will retain for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 10790 Glengate Loop, Highlands Ranch, Colorado 80130. Our telephone number is (303) 862-6857.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Operations

We plan to initially operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

We are not presently marketing our product but plan to do so prior to the end of 2010. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Gibbs to develop our opportunities. All operational decisions will be made solely by Mr. Gibbs.

It should be noted, however, that we do not have any extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

Markets

Our sales strategy is two fold:

1)	Penetrate end user accounts (hospitals, insurance companies, etc.) through a reseller channel with the monitoring and reporting components of Bulk Storage Software ESM.

2)
Generate recurring revenue streams through strategic software and hardware vendor relationships. IT departments are currently purchasing these SMS types of tools in order to address pressing issues in the areas of monitoring and reporting. By establishing ourself as the incumbent SMS software vendor with the reporting and monitoring component of EMSM, we  believe that we will be able to generate future revenues as software “add-ons” in the areas electronic data storage management and regulatory compliance  within our client base.

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We plan to utilize the expertise of its principal officer to develop our business.

Clients and Competition

Generally, the computer storage business is very dynamic and subject to sudden change. The competition is essentially divided into two groups: existing large incumbent storage vendors and independent SMS vendors. Incumbent storage vendors include Symantec/Veritas, Hewlett Packard, IBM, CA, and others. Most, if not all, of the incumbents have engaged in some level of acquisition as method of entering the SMS portion of the computer storage business.

We are not aware of any direct competitor.  Most of our competitors sell and support specifically developed products or conversely, large, generic reporting frameworks. To our knowledge, no single vendor provides diagnostics, system health checking, live problem notification, reporting, and management across all elements of the electronic data storage infrastructure.

Almost all of the companies in this industry have greater resources and expertise than us. Any of them could chose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our principal effort at this point will be to develop a client base. We believe that the primary reason that customers would buy from us rather than competitors would be the existing relationships that we can develop. We believe that customer loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

Backlog

At June 30, 2012, we had no backlogs.

Employees

           We have one full-time employee: Mr. Geoffrey Gibbs, our President. Mr. Gibbs does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

Proprietary Information

           We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 10790 Glengate Loop, Highlands Ranch, Colorado 80130. Our telephone number is (303) 862-6857.

Item 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with the information contained in this prospectus, any reports we file with the SEC and the documents referred to herein.  You should also be aware that the risks described below may not be the only risks relevant to your determination. Instead, these are the risks that we believe most material to your decision.

We are recently formed, have no operating history, and have never been profitable.  We have a retained earnings deficit. As a result, we may never become profitable, and we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 15, 2007 through June 30, 2012, we generated no revenue. We had a net loss of $124,940 from inception through June 30, 2012. We had a negative stockholders equity of $58,915 at June 30, 2012. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended September 30, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin active operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $15,000 in operating costs for general and administrative expenses over the next twelve months prior to generating revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. As a result, an investor could lose his entire investment.

The concept for our business model was developed in 2007. We have operated as a corporation for short amount of time. We have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

Because we are a company with no operating history and revenues and only minimally capitalized, we have a lack of liquidity and will need additional financing in the future. Our future success depends, in large part, on the continued financing of Mr. Gibbs, our President.  The loss of this financing would have a material adverse effect on our business. Additional financing may not be available when needed, which could delay our development or indefinitely postpone it.  Our investors could lose some or all of their investment.

We are only minimally capitalized.  Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our operations.  We will adjust our expenses as necessary to prevent cash flow or liquidity problems.  However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations.  We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. Mr. Gibbs, our President, is currently our only source of financing. It should be noted that Mr. Gibbs is under no obligation to lend us funds under the term of the note. We have no indication that Mr. Gibbs would refuse to lend us funds if we should ask.  It would be very difficult to find a financing source to replace Mr. Gibbs.   The loss of the Mr. Gibbs’ financing would have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  In the event that we need additional capital, we will need to identify alternate sources of capital for working capital purposes.  To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We have no experience as a public company. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

There are factors beyond our control which may adversely affect us. Any, all, or a combination of general market conditions and changing consumer tastes could cause an investor could lose his entire investment

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing consumer tastes.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We are implementing a strategy to grow our business, which is expensive and may not generate increases in our revenues. If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our proposed operations.

We intend to grow our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving revenues, despite our attempts to grow our business. If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our proposed operations.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure. If this strategy does not result in significant revenues, we may have to abandon our plans for growth or may even cease our proposed operations.

As of October 1, 2012, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

If this strategy does not result in significant revenues, we may have to abandon our plans for growth or may even cease our proposed operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay or indefinitely postpone our development and impair our operations. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, the software business, is an extremely risky business. An investor could lose his entire investment.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products. An investor could lose his entire investment.

We will continue to evaluate opportunities to develop product solutions, and when we choose to develop such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue. An investor could lose his entire investment.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell certain of our products.  An investor could lose his entire investment.

Most of our revenue and a majority of our gross profit are expected to come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships will change from time to time, we must rely upon technology partners to augment and enhance the products we plan to sell. At the present time, we do not have any technology partners and cannot guarantee we will ever develop any such partners. If we do develop such partners, we risk that a given technology partner will change its marketing strategy and de-emphasize its use of marketing partners such as us. Our ability to generate revenue from reselling our products would diminish and our operations and results of operations would be materially and adversely affected. An investor could lose his entire investment.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively. An investor could lose his entire investment.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients. An investor could lose his entire investment.

We may be unable to hire and retain key personnel. As a result, we could go out of business and an investor could lose his entire investment.

Our future success depends on our ability to attract qualified storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs. As a result, we could go out of business and an investor could lose his entire investment.

Because our current officer and director is involved with other businesses in which we operate. This  may create the possibility of a conflict of interest with regard to the allocation of time.

Our officer and director is also involved with other businesses. Mr. Gibbs work in other businesses which compete for his time with our business. These other arrangements could create conflict of interest with respect to allocating time to our operations. Mr. Gibbs is aware of his responsibilities with respect to corporate opportunities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Mr. Gibbs will use his best judgments to resolve all potential conflicts. We cannot guarantee that any potential conflicts can be avoided.

We may need to substantially invest in marketing efforts in order to grow our business, which will be expensive. As a result, we could go out of business and an investor could lose his entire investment.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability. On the other hand, we could go out of business and an investor could lose his entire investment.

Our business is not diversified, which could result in significant fluctuations in our operating results. As a result, we could go out of business and an investor could lose his entire investment.

All of our business is involved in the marketing of selling integrated data storage solutions, and, accordingly, is dependent upon trends in the sector. Downturns in the integrated data storage solutions sector could have a material adverse effect on our business. A downturn in the integrated data storage solutions sector may reduce our stock price, even if our business is successful. As a result, we could go out of business and an investor could lose his entire investment.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.  A failure to successfully compete in the integrated data storage solutions sector may cause us to go out of business. An investor could lose his entire investment.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients. A failure to successfully compete in the integrated data storage solutions sector may cause us to go out of business. An investor could lose his entire investment.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. The loss of any or all of our management, particularly Mr. Gibbs, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Gibbs, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment. We have no written employment agreements with any officers and directors, including Mr. Gibbs. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. As a result, it may be difficult or impossible for you to liquidate your investment.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products;

*	departures of key personnel.

Of our total outstanding shares as of October 1, 2012, a total of 20,780,000, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limits the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We are an “emerging growth company,” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other pubic companies that are not “emerging growth companies.” These exemptions include:

1.	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
2.	Reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

3.	Exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a092)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years. However, we would cease to qualify an emerging growth company if we:

1.	Generate annual gross revenues of $1.0 billion or more in a fiscal year;
2.	Issue, during the previous three-year period, more than $1.0 billion in non-convertible debt; or

3.	Become a “Large accelerated filer,” defined by the SEC as a company with world-wide public float of its common equity of $700 million or more.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Resale Limitations imposed by most states will limit the ability of our shareholders to sell their securities unless they are Colorado residents.

The only state in which we plan to register this offering is Colorado. As a result, our selling shareholders may be limited in the sale of their Shares. The laws of most states require either an exemption from prospectus and registration requirements of the securities laws to sell their shares or registration for sale by this prospectus. These restrictions will limit the ability of non-residents of Colorado to sell the securities. Residents of other states must rely on available exemptions to sell their securities, such as Rule 144, and if no exemptions can be relied upon, then the selling shareholders may have to hold the securities for an indefinite period of time. Shareholders of states other than Colorado should consult independent legal counsel to determine the availability and use of exemptions to re-sell their securities.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupies approximately 500 square feet of office and retail space which we rents from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own office equipment and the design plans for our propose software product.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of September 30, 2012, there were 59 record holders of our common stock, and there were 22,033,080 shares of our common stock outstanding.

Market Information

No public market currently exists for shares of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal year ended September 30, 2012 and 2011. For detailed financial information, see the audited Financial Statements included in this 10-K.

Balance Sheet Data: September 30, 2012

Cash	$250
Total assets	$250
Total liabilities	$72,705
Shareholders' equity	$(72,455)

Operating Data: for the twelve months ended September 30, 2012

Revenues	$-0-
Operating Expenses	$13,414
Net (Loss)	$(16,714)

Balance Sheet Data: at September 30, 2011

Cash	$240
Total assets	$240
Total liabilities	$63,968
Shareholders' equity	$(63,728)

Operating Data: for the fiscal year ended September 30, 2011

Revenues	$-0-
Operating Expenses	$29,263
Net (Loss)	$(8,727)

Results of Operations.

From our inception on October 15, 2007 through September 30, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, September 30, 2012 and 2011, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2012, were $13,414. This compares with operating expenses for the fiscal year period ended September 30, 2011 of $29,263. For the period from October 15, 2007 through September 30, 2012 they were $118,713. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $16,714 for the fiscal year ended September 30, 2012. This compares with a net loss for the fiscal year ended September 30, 2011 of $8,727.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended September 30, 2012, compared to the fiscal year ended September 30, 2011, were fairly similar . We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Gibbs has orally agreed to loan such funds as may be necessary through September 30, 2013, for working capital purposes, although he has no obligation to do so.

On the other hand, if we decide that we cannot operate at a profit in our current configuration, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In such event, we will probably not be profitable. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of September 30, 2012, we had cash or cash equivalents of $240. As of September 30, 2011, we had cash or cash equivalents of $250.

Net cash used for operating activities was $93,0765 from our inception on October 15, 2007 through September 30, 2012. Net cash used for operating activities was $37,500 for the nine months ended September 30, 2012, which included the gain of $42,479 from debt relief.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through September 30, 2012 .

Cash flows provided by financing activities were $37,500 for the fiscal year ended September 30, 2012 and -0- September 30, 2011. For the period from October 15, 2007 through September 30, 2012 they were $93,315. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

Over the next twelve months we do not expect any material capital costs to develop operations. We plan to buy office equipment to be used in our operations, which is included in our $25,000 operating costs. Our operating costs of $25,000 will be used for operations, but none will be used to pay salaries.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a music business and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

Our plan for the twelve months beginning October 1, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Our current organization structure consists of Mr. Gibbs. However, we believe his efforts and resources will be sufficient to develop our product.

Our product is currently under development. We estimate that it will take until June, 2013 for our product to be completed. Therefore, we cannot guarantee that we will be able to be profitable in any case for the fiscal year ended September 30, 2013. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

The finished computer appliance product will retain for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. Further, once we begin operations, which we anticipate will occur in June, 2013, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to eventually become profitable in our operations, although we do not have the ability to determine a time frame for profitability. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            We believe that we have sufficient capability for our current level of operations through September 30, 2013.We can continue to operate as we have in the past with approximately $15,000 per year in capital. We are relying upon funding from Mr. Gibbs or other shareholders, none of whom have an obligation to do so. Further, once we begin operations, which we anticipate will occur in the first fiscal quarter of next year, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. Mr. Gibbs, although he is not obligated to do so, has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes.If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $30,000 in sales per year to be profitable. However, we can continue to operate as we have in the past with approximately $15,000 per year in capital.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $30,000 in revenue per year. However, we can continue to operate as we have in the past with approximately $15,000 per year in capital.I If our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet our expenses. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $15,000 in operating costs over the next twelve months for general and administrative expenses prior to generating revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2013 for working capital purposes, although he is under no contractual obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Bulk Storage Software, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

20

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
February __, 2013	RONALD R. CHADWICK, P.C.

Bulk Storage Software, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2012	2011
ASSETS

Current Assets

Cash	$240	$250

TOTAL ASSETS	$240	$250

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$3,754	$12,000
Interest Payable	7,714	10,705
Notes Payable - related party	52,500	50,000

TOTAL LIABILITIES	63,968	72,705

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	5,667	5,667

Deficit accumulated during the development stage	(91,428)	(100,155)

TOTAL SHAREHOLDERS' EQUITY	(63,728)	(72,455)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240	$250

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Operations

			October 15,
			2007 (inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	7,700	510	15,210
Consulting	-	-	64,385
Legal	20,500	-	20,500
Office	965	904	3,148
Write down from impairment of intangible asset	-	-	-
Stock Transfer Fees	98	12,000	15,470

Total General and Administrative Expenses	$29,263	$13,414	$118,713

(Loss) from operations	(29,263)	(13,414)	(118,713)

Other income (expense):
Interest expense	(4,489)	(3,300)	(15,194)
Gain from debt relief	42,479	-	42,479

Total other income (expense)	37,990	(3,300)	27,285

Net gain (loss)	$8,727	$(16,714)	$(91,428)

Basic Earnings (Loss) Per Share	$0.00	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			October 15,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	September 30,	September 30,	September 30,
	2012	2011	2012

Net (loss)	$8,727	$(16,714)	$(91,428)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Gain from debt relief	(42,479)		(35,000)
Increase (decrease) in accounts payable	(8,246)	10,500	3,754
Increase (decrease) in interest payable	4,488	3,300	7,714

Cash used in operating activities	(37,510)	(2,914)	(93,075)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	37,500	-	87,500
Issuance of common stock	-	-	25,815
Capital paid in excess of par	-	-	(20,000)

Net cash provided by financing activities	37,500	-	93,315

Net increase in cash	(10)	(2,914)	240

Cash at beginning of period	250	3,164	-

Cash at end of period	$240	$250	$240

Supplemental information:
Stock issued for services	$-	$-	$21,885
Note payable - debt relief	$35,000	$-	$35,000
Note issued for acquisition of intangible assets	$-	$-	$38,325

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity

				Deficit
				Accumulated
	Number Of		Capital Paid	During the
	Common	Common	in Excess	Development
	Shares Issued	Stock	of Par Value	Stage	Total
Balance at October 15, 2007 (Inception)	-	$-	$-	$-	$-

October 15, 2007 issued 21,885,000
shares of par value $.001 common stock
for services valued at or $.001 per share	21,885,000	21,885	-		21,885

October 15, 2007 issued 45,000
shares of par value $.001 common stock
for cash of $45 or $.001 per share	45,000	45	-		45

August 8, 2008 issued 103,080
shares of par value $.001 common stock
for cash of $25,770 or $.25 per share as
part of a private offering (net of offering costs
of $20,000)	103,080	103	5,667		5,770

Net (Loss)	-	-	-	(26,033)	(26,033)

Balance at September 30, 2008	22,033,080	$22,033	$5,667	$(26,033)	$1,667

Net (Loss)	-	-	-	(11,072)	(11,072)

Balance at September 30, 2009	22,033,080	$22,033	$5,667	$(37,105)	$(9,405)

Net (Loss)	-	-	-	(46,336)	(46,336)

Balance at September 30, 2010	22,033,080	$22,033	$5,667	$(83,441)	$(55,741)

Net (Loss)	-	-	-	(16,714)	(16,714)

Balance at September 30, 2011	22,033,080	$22,033	$5,667	$(100,155)	$(72,455)

Net (Loss)	-	-	-	8,727	8,727

Balance at September 30, 2012	22,033,080	$22,033	$5,667	$(91,428)	$(63,728)

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Bulk Storage Software, Inc. (the “Company”), was incorporated in the State of Colorado on October 15, 2007. The Company was formed to provide software and consulting services with regard to computer data storage. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding.

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. For the years ended September 30, 2012 and September 30, 2011, the Company has had no operations.

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended September 30, 2012 and 2011.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations, and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern.
The Company believes it can raise capital through equity sales and borrowing to fund its marketing and operating activities. Management believes this will contribute toward its operations and subsequent profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Intangible Assets

On June 28, 2010 the Company acquired the rights to the name “Beverage Master” in exchange for a note payable in the amount of $38,325, $35,000 in principal and $3,325 of accrued interest. The intangible assets were 100% impaired resulting in an expense of $38,325. In June 2012 the Beverage Master transaction was rescinded with a resultant gain on debt relief of $42,479.

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.  Through September 30, 2010, the Company issued a total of 22,033,080 shares raising $25,815.

On October 15, 2007 the Company issued 21,885,000 shares of $.001 par value common stock for services valued at $21,885 or $.001 per share. On October 15, 2007 the Company issued 45,000 shares of $.001 par value common stock for $45 in cash or $.001 per share.

On August 8, 2008 the Company completed its private offering and issued 103,080 shares of $.001 par value common stock for $25,770 or $.25 per share. The Company incurred deferred offering expenses totaling $20,000. These expenses directly reduced the offering proceeds of $25,770 resulting in net funds received of $5,770.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of September 30, 2012 and September 30, 2011.

The Company has declared no dividends through September 30, 2012.

Note 5 -  Note Payable

The Company at September 30, 2012 and September 30, 2011 had  outstanding notes payable for $52,500 and $50,000 to related party shareholders, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the notes for the years ended September 30, 2012 and 2011 was $4,489 and $3,300 respectively. Accrued interest at September 30, 2012 and 2011 was $7,714 and $10,705 respectively.

On February 2, 2012 the Company had expenses paid by related parties in exchange for additional notes payable of $37,500. The notes are unsecured, bearing an interest rate at 8% per annum and due on demand.

On June 20, 2012 the Company rescinded a prior agreement with another company that originally added a note payable in exchange for intangible assets, due to a lack of a material meeting of the minds of the parties on the material terms of the agreement. This resulted in a gain on debt relief from a note payable in the amount of $35,000 and applicable accrued interest of $7,479, or a total amount of $42,479.

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At September 30, 2012, September 30, 2011, the Company had approximately $91,428 and $100,155 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $18,286 and $20,031 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2012 and September 30, 2011 was approximately $(1,745), $11,115 respectively.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of October 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as October 31, 2011.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below, as of October 1, 2012, is the name of our sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Name	Age	Positions and Offices Held

Geoffrey Gibbs	52	President, Secretary-Treasurer, Director

DESCRIPTION

Mr. Gibbs has been our President, Treasurer and a Director since our inception. From December, 2007 through the present, he has held  a technical engineering position with a publicly held company, Wild Blue Communications, Inc., a company which brings high speed internet connectivity to rural customers. Prior to that time, he was Chief Technical Officer for Tavata Software Corporation. From November, 2002 to January, 2007 his primary responsibilities were software design, architecture, and software development. His expertise and knowledge of large scale computer storage and backup systems, along with his extensive software development skills, helped create a one of a kind data storage software application at Tavata. This software application was purchased by a large storage hardware company in December, 2007.

       He served as Vice President of Consulting Services for Convergent Data Services, Inc. from May of 2000 until November, 2002.  During his tenure at CDSI, he created a first class Network Storage and backup consulting company. The company grew from a pure startup to $2.4M in annual revenue, at a 23% net profit before tax, in approximately 30 months.

       Prior to joining CDSI, Mr. Gibbs held several senior system administration positions with Fortune 500 companies including Jeppesen-Sanderson (now Boeing Corporation) and Corporate Express.

       Mr. Gibbs graduated in 1983 from the University of Wyoming with a degree in Mathematics and Statistics.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of October 1, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,033,080 common shares were issued and outstanding as of October 1, 2012.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Geoffrey Gibbs	21,000,000	95.31%
10790 Glengate Loop
Highlands Ranch, CO 80130

All Officers and Directors as a Group	21,000,000	95.31%
(one person)

____________

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

As of June 30, 2012 we had four notes payable for a total of $18,000, unsecured, bearing an interest rate at 8% per annum and due on demand, to related parties.

 A private company known as Beverage Master, Inc., which has common shareholders, Brian F. Sobnosky and  Tom Wanamaker, with us, but is a third party corporation otherwise unaffiliated with us, sold us the right to use the name Beverage Master and we assumed a $35,000 promissory note owed by Beverage Master. This note is with Brian F. Sobnosky, who is a cousin of our former director, Brian E. Sobnosky.We wanted to purchase the name, “Beverage Master,” because we planned to eventually develop a software product for the beverage industry. This agreement was rescinded ab initio in June, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $7,500 for the year ended September 30, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended September 30, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1*	Articles of Incorporation of Bulk Storage Software, Inc.
3.2*	Bylaws of Bulk Storage Software, Inc.
10.1*	BeverageMaster Promissory Note
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101**	XBRL

* Previously filed.
** To be filed by amendment

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2013.

BULK STORAGE SOFTWARE, INC.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Chief Executive, Chief Financial, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 15, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director

