Form 10-K/A
period 2012-09-30
BULK STORAGE SOFTWARE, INC.
filed 2013-02-22
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

Balance Sheet Data: September 30, 2012

Cash	$240
Total assets	$240
Total liabilities	$64,688
Shareholders' equity	$(64,448)

Operating Data: for the twelve months ended September 30, 2012

Revenues	$-0-
Operating Expenses	$29,264
Net (Loss)	$(29,493)

Balance Sheet Data: at September 30, 2011

Cash	$250
Total assets	$250
Total liabilities	$72,705
Shareholders' equity	$(72,455)

Operating Data: for the fiscal year ended September 30, 2011

Revenues	$-0-
Operating Expenses	$13,414
Net (Loss)	$(16,714)

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

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2012, were $29,264. This compares with operating expenses for the fiscal year period ended September 30, 2011 of $13,414. For the period from October 15, 2007 through September 30, 2012 they were $118,714. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $29,493 for the fiscal year ended September 30, 2012. This compares with a net loss for the fiscal year ended September 30, 2011 of $16,714.

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

Net cash used for operating activities was $93,705 from our inception on October 15, 2007 through September 30, 2012. Net cash used for operating activities was $37,510 for the for the fiscal year ended September 30, 2012, which included the gain of $42,479 from debt relief.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bulk Storage Software, Inc.
Highlands Ranch, Colorado

I have audited the accompanying balance sheets of Bulk Storage Software, Inc. (a development stage company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October  15, 2007 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Bulk Storage Software, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from October  15, 2007 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                                 /s/ Ronald R. Chadwick, P.C.
January 22, 2013                                                                                                                                   RONALD R. CHADWICK, P.C.

Bulk Storage Software, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2012	2011
ASSETS

Current Assets

Cash	$240	$250

TOTAL ASSETS	$240	$250

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$3,754	$12,000
Interest Payable	8,434	10,705
Notes Payable - related party	52,500	50,000

TOTAL LIABILITIES	64,688	72,705

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	43,167	5,667

Deficit accumulated during the development stage	(129,648)	(100,155)

TOTAL SHAREHOLDERS' EQUITY	(64,448)	(72,455)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240	$250

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Operations

			October 15,
			2007 (inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	7,700	510	15,210
Consulting	20,500	-	84,885
Office	966	904	3,149
Stock Transfer Fees	98	12,000	15,470

Total General and Administrative Expenses	$29,264	$13,414	$118,714

(Loss) from operations	(29,264)	(13,414)	(118,714)

Other income (expense):
Interest expense	(5,208)	(3,300)	(15,913)
Beneficial conversion feature	(37,500)	-	(37,500)
Gain from debt relief	42,479	-	42,479

Total other income (expense)	(229)	(3,300)	(10,934)

Net gain (loss)	$(29,493)	$(16,714)	$(129,648)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			October 15,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	September 30,	September 30,	September 30,
	2012	2011	2012

Net (loss)	$(29,493)	$(16,714)	$(129,648)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Gain from debt relief	(35,000)		(35,000)
Beneficial conversion feature	37,500		37,500
Increase (decrease) in accounts payable	(8,246)	10,500	3,754
Increase (decrease) in interest payable	(2,271)	3,300	8,434

Cash used in operating activities	(37,510)	(2,914)	(93,075)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	37,500	-	87,500
Issuance of common stock	-	-	25,815
Capital paid in excess of par	-	-	(20,000)

Net cash provided by financing activities	37,500	-	93,315

Net increase in cash	(10)	(2,914)	240

Cash at beginning of period	250	3,164	-

Cash at end of period	$240	$250	$240

Supplemental information:
Stock issued for services	$-	$-	$21,885
Note payable - debt relief	$35,000	$-	$35,000
Note issued for acquisition of intangible assets	$-	$-	$38,325

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

August 8, 2008 issued 103,080
shares of par value $.001 common stock
for cash of $25,770 or $.25 per share as
part of a private offering (net of offering costs
of $20,000)	103,080	103	5,667		5,770

Net (Loss)	-	-	-	(26,033)	(26,033)

Balance at September 30, 2008	22,033,080	$22,033	$5,667	$(26,033)	$1,667

Net (Loss)	-	-	-	(11,072)	(11,072)

Balance at September 30, 2009	22,033,080	$22,033	$5,667	$(37,105)	$(9,405)

Net (Loss)	-	-	-	(46,336)	(46,336)

Balance at September 30, 2010	22,033,080	$22,033	$5,667	$(83,441)	$(55,741)

Net (Loss)	-	-	-	(16,714)	(16,714)

Balance at September 30, 2011	22,033,080	$22,033	$5,667	$(100,155)	$(72,455)

Convertible notes - Beneficial Conversion Feature		-	37,500		37,500

Net (Loss)	-	-	-	(29,493)	(29,493)

Balance at September 30, 2012	22,033,080	$22,033	$43,167	$(129,648)	$(64,448)

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

Note 5 -  Note Payable

The Company at September 30, 2012 and September 30, 2011 had  outstanding notes payable for $52,500 and $50,000 to related party shareholders, unsecured, bearing an interest rate at 8% per annum and due on demand. $37,500 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (37,500,000 shares). In regards to the convertible notes $37,500 was expensed as a beneficial conversion feature as of the year ended September 30, 2012. Interest expense under the notes for the years ended September 30, 2012 and 2011 was $5,208 and $3,300 respectively. Accrued interest at September 30, 2012 and 2011 was $8,434 and $10,705 respectively.

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
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2012 and 2011,
The period October 15, 2007 (inception) through September 30, 2012

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At September 30, 2012, September 30, 2011, the Company had approximately $129,648 and $100,155 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $25,930 and $20,031 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2012 and September 30, 2011 was approximately $5,899, $11,115 respectively.

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

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1*	Articles of Incorporation of Bulk Storage Software, Inc.
3.2*	Bylaws of Bulk Storage Software, Inc.
10.1*	BeverageMaster Promissory Note
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101	XBRL

* Previously filed.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2013.

BULK STORAGE SOFTWARE, INC.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Chief Executive, Chief Financial, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 22, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director