Form 10-Q
period 2012-12-31
BULK STORAGE SOFTWARE, INC.
filed 2013-02-22
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-168328

Bulk Storage Software, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1244643
(State or other jurisdiction	(IRS Employer File Number)

10790 Glengate Loop
Highlands Ranch, Colorado	80130
(Address of principal executive offices)	(zip code)

 (303)-862-6857
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of February 22, 2013, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2012

Bulk Storage Software, Inc.
( A Development Stage Company )
Balance Sheet

	Unaudited
	December 31,	September 30,
	2012	2012
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$4,274	$3,754
Interest Payable	9,484	8,434
Notes Payable	52,500	52,500

TOTAL LIABILITIES	66,258	64,688

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	43,167	43,167

Deficit accumulated during the development stage	(131,218)	(129,648)

TOTAL SHAREHOLDERS' EQUITY	(66,018)	(64,448)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240	$240

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Operations

			October 15,
	Unaudited	Unaudited	2007 (inception)
	Three Months Ended	Three Months Ended	thorugh
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	-	-	15,210
Consulting	-	-	64,385
Legal	-	-	20,500
Office	520	-	3,669
Stock Transfer Fees	-	-	15,470

Total General and Administrative Expenses	$520	$-	$119,234

(Loss) from operations	(520)	-	(119,234)

Other income (expense) - Interest expense
Interest expense	(1,050)	(825)	(16,963)
Beneficial conversion feature	-	-	(37,500)
Gain from debt release	-	-	42,479

Total other income (expense)	(1,050)	(825)	(11,984)

Net (loss)	$(1,570)	$(825)	$(131,218)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity

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

August 8, 2008 issued 103,080
shares of par value $.001 common stock
for cash of $25,770 or $.25 per share as
part of a private offering (net of offering costs
of $20,000)	103,080	103	5,667		5,770

Net (Loss)	-	-	-	(26,033)	(26,033)

Balance at September 30, 2008	22,033,080	$22,033	$5,667	$(26,033)	$1,667

Net (Loss)	-	-	-	(11,072)	(11,072)

Balance at September 30, 2009	22,033,080	$22,033	$5,667	$(37,105)	$(9,405)

Net (Loss)	-	-	-	(46,336)	(46,336)

Balance at September 30, 2010	22,033,080	$22,033	$5,667	$(83,441)	$(55,741)

Net (Loss)	-	-	-	(16,714)	(16,714)

Balance at September 30, 2011	22,033,080	$22,033	$5,667	$(100,155)	$(72,455)

Net (Loss)	-	-	37,500	(29,493)	8,007

Balance at September 30, 2012	22,033,080	$22,033	$43,167	$(129,648)	$(64,448)

Net (Loss)	-	-	-	(1,570)	(1,570)

Balance at December 31, 2012 (Unaudited)	22,033,080	$22,033	$43,167	$(131,218)	$(66,018)

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Cash Flows

			October 15,
	Unaudited	Unaudited	2007 (inception)
	Three Months Ended	Three Months Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Net (loss)	$(1,570)	$(825)	$(131,218)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Beneficial conversion feature	-		37,500
Increase (decrease) in accounts payable	520	-	4,274
Increase in interest payable	1,050	825	9,484

Cash used in operating activities	-	-	(58,075)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	-	-	52,500
Issuance of common stock	-	-	25,815
Capital paid in excess of par	-	-	(20,000)

Net cash provided by financing activities	-	-	58,315

Net increase in cash	-	-	240

Cash at beginning of period	240	250	-

Cash at end of period	$240	$250	$240

Supplemental information:
Stock issued for services	$-	$-	$21,885
Note payable forgiven	$-	$-	$35,000

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month Period Ended December 31, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended December 31, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2013.

Note 2 – Notes Payable

The Company at December 31, 2012 and September 30, 2012 had  outstanding notes payable for $52,500 to related party shareholders, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the notes for the three month period ended December 31, 2012 and 2011 was $1,050 and $825 respectively. Accrued interest at December 31, 2012 and September 30, 2012 was $9,484 and $8,434 respectively.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

                Bulk Storage Software, Inc. (the “Company”), was incorporated in the State of Colorado on October 15, 2007. The Company was formed to provide software and consulting services with regard to computer data storage.

We are presently designing and developing software and hardware based data storage appliance which will be known as “Enterprise Mass Storage Manager” (EMSM). This product can be utilized by any data intensive industry. We will utilize industry standard network communication protocols coupled with state of the art data deduplication technology in the development of the EMSM data storage appliance.

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

The Product

       EMSM comes from traditional Network Attached Storage (NAS) technology, utilizing the well established Network File System (NFS) protocol and utilizing data deduplication methods. EMSM will provide corporate Information Technology professionals with advanced data storage technology to provide the following benefits:

-	10-20 times the electronic storage capacity of traditional storage devices
-	Storage capacity planning
-	Live error and alarm capture and notification
-	Global Intelligence
-	Storage asset management
-	Storage device management
-	Reduced data center power consumption
-	Reduced data center cooling requirements
-	Reduced data center floor space requirements

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

       Bulk Storage EMSM provides the capability for corporations to address these issues with a platform independent, scalable appliance for a fraction of what they are currently spending on data storage devices and administration (human resource costs coupled with the capital costs of storage arrays). We believe that Bulk Storage EMSM can help IT organizations achieve strategic corporate objectives such as:

-	Maximizing the use of IT resources (administrative and capital)
-	Ensuring business continuance and data protection
-	Managing capital and administrative costs associated with information management
-	Managing growth associated with electronic information storage
-	Meeting Federal regulatory compliance requirements (HIPAA, SOX)
-	Meeting data protection requirements

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

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he is under no contractual obligation to do so. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

         Our product is currently under development. We estimate that it will take until September 30, 2013 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

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

Results of Operations

From our inception on October 15, 2007 through December 31, 2012, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $131,218 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended December 31, 2012, were $520. This compares with operating expenses for the three month period ended December 31, 2011 of $0.  Operating expenses from October 15, 2007 through December 31, 2012 were $119,234.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $1,570 for the three month period ended December 31, 2012. This compares with a net loss for the three month period ended December 31, 2011 of $825.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $20,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, we must seek funding, although we currently do not have any commitments for such funding.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of December 31, 2012, we had cash or cash equivalents of $240. As of September 30, 2012, we had cash or cash equivalents of $240.

Net cash used for operating activities was $0 for the three month period ended December 31, 2012. This compares to net cash used for operating activities of $0 for the three month period ended December 31, 2011. For the period from October 15, 2007 through December 31, 2012 they were $58,075.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through December 31, 2012.

Cash flows provided by financing activities were $0 for the three month period ended December 31, 2012 which compares to cash flows provided by financing activities of $0 for the three month period ended December 31, 2011. For the period from October 15, 2007 through December 31, 2012 they were $58,315.  These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

Over the next twelve months we do not expect any material capital costs to develop operations.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully sell our data storage products and services in order to generate revenues.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

Our plan for the twelve months beginning January 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Our intended business will be to design and develop software and hardware based data storage appliance which will be known as “Enterprise Mass Storage Manager” (EMSM). This product can be utilized by any data intensive industry. We will utilize industry standard network communication protocols coupled with state of the art data deduplication technology in the development of the EMSM data storage appliance.

From our inception on October 15, 2007 through December 31, 2012, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business (which would mean closing the company and having the shareholders lose all or most of their investment);

2.
Continue to seek alternative and acceptable sources of capital (our President and sole Director, Mr. Geoffrey Gibbs is currently our only source of financing. We would look to alternative sources, if available);

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2013. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

Our plan is to make our operation profitable by December 31, 2013 by expanding the sales of our data storage product and consulting services.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales of our product and consulting services. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $20,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.  As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2013 for the fiscal year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2013.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 22, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director