Form 10-Q/A
period 2012-12-31
BULK STORAGE SOFTWARE, INC.
filed 2013-05-15
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Bulk Storage Software, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-QK in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2013.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 15, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director