Form 10-Q
period 2013-03-31
BULK STORAGE SOFTWARE, INC.
filed 2013-05-15
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2013

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

As of May 15, 2013, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

Bulk Storage Software, Inc.
( A Development Stage Company )
Balance Sheet

	Unaudited
	March 31,	September 30,
	2013	2012
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$9,321	$3,754
Interest Payable	10,534	8,434
Advances from related entity	4,400	-
Notes Payable	52,500	52,500

TOTAL LIABILITIES	76,755	64,688

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	43,167	43,167

Deficit accumulated during the development stage	(141,715)	(129,648)

TOTAL SHAREHOLDERS' (DEFICIT)	(76,515)	(64,448)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$240	$240

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Operations

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	4,750	5,000
Legal	-	20,500
Office	4,400	-
Stock Transfer Fees	297	-

Total General and Administrative Expenses	$9,447	$25,500

(Loss) from operations	(9,447)	(25,500)

Other income (expense)
Interest Expense	(1,050)	(1,096)
Total other income (expense)	(1,050)	(1,096)

Net (loss)	-	-

Basic Earnings (Loss) Per Share	(1,050)	(1,096)

Wgt Ave Common Shares Outstanding	$(10,497)	$(26,596)

	$(0.00)	$(0.00)

	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Operations

			October 15,
	Unaudited	Unaudited	2007
	Six Months Ended	Six Months Ended	(inception) through
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	4,750	5,000	19,960
Consulting	-	-	64,385
Legal	-	20,500	20,500
Office	4,920	-	8,069
Stock Transfer Fees	297	-	15,767

Total General and Administrative Expenses	$9,967	$25,500	$128,681

(Loss) from operations	(9,967)	(25,500)	(128,681)

Other income (expense)
Interest expense	(2,100)	(1,921)	(18,013)
Beneficial conversion feature	-	-	(37,500)
Gain from debt release	-	-	42,479

Total other income (expense)	(2,100)	(1,921)	(13,034)

Net (loss)	$(12,067)	$(27,421)	$(141,715)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Cash Flows

			October 15,
	Unaudited	Unaudited	2007
	Six Months Ended	Six Months Ended	(inception) through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(12,067)	$(27,421)	$(141,715)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Beneficial conversion feature	-		37,500
Increase (decrease) in accounts payable	5,567	(12,000)	9,321
Increase in interest payable	2,100	1,921	10,534

Cash used in operating activities	(4,400)	(37,500)	(62,475)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	-	37,500	52,500
Advances from related entity	4,400		4,400
Issuance of common stock, net of issuance costs of $20,000	-	-	5,815

Net cash provided by financing activities	4,400	37,500	62,715

Net increase in cash	-	-	240

Cash at beginning of period	240	250	-

Cash at end of period	$240	$250	$240

Supplemental information:
Stock issued for services	$-	$-	$21,885
Note payable forgiven	$-	$-	$35,000

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
Notes To the Unaudited Financial Statements
For The Six Month Period Ended March 31, 2013

Note 1 - Unaudited Financial Information

The accompanying unaudited condensed financial statements have been prepared by Bulk Storage Software, Inc.. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2012,  included in the Company Form 10-K filed with the Commission on February 22, 2013.

Note 2 – Notes Payable

The Company at March 31, 2013 and September 30, 2012 had  outstanding notes payable for $52,500 to related party shareholders, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the notes for the three month and six month periods period ended March 31, 2013 and 2012 was $1,050, $2,100 and $1,096 and $1,921 respectively. Accrued interest at March 31, 2013 and September 30, 2012 was $10,534 and $8,434 respectively.

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

    We believe that the recent increase in the demands for electronic data storage has increased these challenges to corporate Information Technology (“IT”) organizations and technicians significantly over the last several years.

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

    The majority of the application will be written in Java, while the Data Deduplication Software will be written in “C” to minimize CPU cycles on the data deduplication end. The data deduplication database utilized will most likely be historical Berkely Database for licensing purposes. However, if the end user prefers Oracle, Sybase, etc. they will have that flexibility, but the licensing burden will be theirs.

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

Results of Operations

From our inception on October 15, 2007 through March 31, 2013, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $141,715 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2013, were $9,447. This compares with operating expenses for the three month period ended March 31, 2012 of $25,500.   The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $10,497 for the three month period ended March 31, 2013. This compares with a net loss for the three month period ended March 31, 2012 of $26,596.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended March 31, 2013, were $9,967. This compares with operating expenses for the six month period ended March 31, 2012 of $25,500.  Operating expenses from October 15, 2007 through March 31, 2013 were $128,681.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $12,067 for the six month period ended March 31, 2013. This compares with a net loss for the six month period ended March 31, 2012 of $27,421.

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

Liquidity and Capital Resources.

    As of March 31, 2013, we had cash or cash equivalents of $240. As of September 30, 2012, we had cash or cash equivalents of $240.

Net cash used for operating activities was $4,400 for the six month period ended March 31, 2013. This compares to net cash used for operating activities of $37,500 for the six month period ended March 31, 2012. For the period from October 15, 2007 through March 31, 2013 they were $62,475.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through March 31, 2013.

Cash flows provided by financing activities were $4,400 for the six month period ended March 31, 2013 which compares to cash flows provided by financing activities of $37,500 for the six month period ended March 31, 2012. For the period from October 15, 2007 through March 31, 2013 they were $62,715.  These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on October 15, 2007 through March 31, 2013, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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