Form 10-Q/A
period 2013-03-31
BULK STORAGE SOFTWARE, INC.
filed 2013-05-21
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY PARAGRAPH

 Bulk Storage Software, Inc. has filed this Amended Quarterly Report for the period ended March 31, 2013 in order to include revised language in Note 2 of the financial statements.  Note 2 references the fact that the Company determined that the issued and outstanding shares of common stock of 22,033,080 in addition to the convertible shares of 37,500,000 exceeded the authorized shares of 50,000,000, creating an oversubscription of shares of common stock.  There were no other changes made to the original Quarterly Report filed on May 15, 2013.

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

In 2013, the Company determined that the issued and outstanding shares of common stock of 22,033,080 in addition to the convertible shares of 37,500,000 exceeded the authorized shares of 50,000,000, creating an oversubscription of shares of common stock.  As a result of the oversubscription, the accounting literature required the conversion feature to be bifurcated from the convertible notes payable and recognized as a derivative liability.  The value of the derivative liability at issuance and March 31, 203, was considered insignificant using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of .25 years; risk free interest rate of .07%; and expected volatility of 100%.  Due to the insignificant value of the derivative liability, the Company did not recognize the liability.

The Company analyzed the recognition of the prior beneficial conversion feature of $37,500, and determined the amount was insignificant from a quantitative and qualitative perspective.

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

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2013 .

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 20, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director