Form 10-Q
period 2013-06-30
BULK STORAGE SOFTWARE, INC.
filed 2013-08-19
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2013

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

As of August 19, 2013, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

Bulk Storage Software, Inc.
( A Development Stage Company )
Balance Sheet

	Unaudited
	June 30,	September 30,
	2013	2012
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$11,788	$3,754
Interest Payable	11,627	8,434
Notes Payable	61,300	52,500

TOTAL LIABILITIES	84,715	64,688

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	51,967	43,167

Deficit accumulated during the development stage	(158,475)	(129,648)

TOTAL SHAREHOLDERS' DEFICIT	(84,475)	(64,448)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Operations

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2013	2012

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	500	-
Legal	-	-
Office	1,670	-
Stock Transfer Fees	297	-

Total General and Administrative Expenses	2,467	-

(Loss) from operations	(2,467)	-

Other income (expense)
Interest expense	(5,493)	(1,517)
Beneficial conversion feature	(8,800)	-
Gain from debt release	-	42,479

Total other income (expense)	(14,293)	40,962

Net income (loss)	$(16,760)	$40,962

Basic Earnings (Loss) Per Share	$(0.00)	$0.00

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Operations

			October 15,
	Unaudited	Unaudited	2007
	Nine Months Ended	Nine Months Ended	(inception) through
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	5,250	5,000	20,460
Consulting	-	-	64,385
Legal	-	20,500	20,500
Office	6,590	-	9,739
Stock Transfer Fees	594	-	16,064

Total General and Administrative Expenses	12,434	25,500	131,148

(Loss) from operations	(12,434)	(25,500)	(131,148)

Other income (expense)
Interest expense	(7,593)	(3,439)	(23,506)
Beneficial conversion feature	(8,800)	-	(46,300)
Gain from debt release	-	42,479	42,479

Total other income (expense)	(16,393)	39,040	(27,327)

Net income (loss)	$(28,827)	$13,540	$(158,475)

Basic Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.01)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
( A Development Stage Company )
Statement of Cash Flows

			October 15,
	Unaudited	Unaudited	2007
	Nine Months Ended	Nine Months Ended	(inception) through
	June 30,	June 30,	June 30,
	2013	2012	2013

Net (loss)	$(28,827)	$13,540	$(158,475)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Gain from debt relief		(42,479)	(35,000)
Beneficial conversion feature	8,800		46,300
Increase (decrease) in accounts payable	8,034	(12,000)	11,788
Increase in interest payable	3,193	3,439	11,627

Cash used in operating activities	(8,800)	(37,500)	(101,875)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	8,800	37,500	96,300
Issuance of common stock, not of issuance costs of $20,000	-	-	5,815

Net cash provided by financing activities	8,800	37,500	102,115

Net increase in cash	-	-	240

Cash at beginning of period	240	250	-

Cash at end of period	$240	$250	$240
Supplemental information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Nine Month Period Ended June 30, 2013

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine month interim period ended June 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the nine month period ended June 30, 2013 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2013.

Note 2 – Notes Payable

The Company at June 30, 2013 and September 30, 2012 had outstanding notes payable for $61,300 and $52,500 respectively to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand. Interest expense under the notes for the three month and nine month periods ended June 30, 2013 and 2012 was $5,493, $1,517 and $7,593 and $3,439 respectively. Accrued interest at June 30, 2013 and September 30, 2012 was $11,627 and $8,434 respectively.

$46,300 of the notes are convertible anytime at the holders’ discretion into common stock at $.001 per share (46,300,000 shares). In regards to the convertible notes $46,300 was expensed as a beneficial conversion feature from inception through June 30, 2013, $8,800 and $0 of which was expensed during the nine months ended June 30, 2013, respectively.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended September 30, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

During the three months ended June 30, 2013, the Company increased the authorized number of common shares of stock from 50,000,000 to 150,000,000.

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

         Our product is currently under development. We estimate that it will take until December 31, 2013 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

    The finished computer appliance product will retail for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

We have not been subject to any bankruptcy, receivership or similar proceeding.  Our address is 10790 Glengate Loop, Highlands Ranch, Colorado 80130. Our telephone number is (303) 862-6857.

Results of Operations

From our inception on October 15, 2007 through June 30, 2013, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $158,475 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended June 30, 2013, were $2,467. This compares with operating expenses for the three month period ended June 30, 2012 of $0.   The major components of general and administrative expenses include accounting fees, consulting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $16,760 for the three month period ended June 30, 2013. This compares with a net loss for the three month period ended June 30, 2012 of $40,962.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended June 30, 2013, were $12,434. This compares with operating expenses for the nine month period ended June 30, 2012 of $25,500.  Operating expenses from October 15, 2007 through June 30, 2013 were $131,148.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $28,827 for the nine month period ended June 30, 2013. This compares with net income for the nine month period ended June 30, 2012 of $13,540.

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

Liquidity and Capital Resources.

As of June 30, 2013, we had cash or cash equivalents of $240. As of September 30, 2012, we had cash or cash equivalents of $240.

Net cash used for operating activities was $8,800 for the nine month period ended June 30, 2013. This compares to net cash used for operating activities of $37,500 for the nine month period ended June 30, 2012. For the period from October 15, 2007 through June 30, 2013 they were $101,875.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through June, 2013.

Cash flows provided by financing activities were $8,800 for the nine month period ended June 30, 2013 which compares to cash flows provided by financing activities of $37,500 for the nine month period ended June 30, 2012. For the period from October 15, 2007 through June 30, 2013 they were $102,115.  These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

From our inception on October 15, 2007 through June 30, 2013, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2013.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 19, 2013	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director