Form 10-K
period 2013-09-30
BULK STORAGE SOFTWARE, INC.
filed 2014-01-14
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-168328
Bulk Storage Software, Inc.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1244643
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

10790 Glengate Loop
Highlands Ranch, Colorado 80130	80130
(Address of principal executive offices)	(zip code)

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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 13, 2014, registrant had outstanding 22,033,080 shares of the registrant's common stock.

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

         Our product is currently under development. We estimate that it will take until June, 2014 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

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

We are not presently marketing our product but plan to do so prior to the end of 2014. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Gibbs to develop our opportunities. All operational decisions will be made solely by Mr. Gibbs.

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

Backlog

At September 30, 2013, we had no backlogs.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 15, 2007 through September 30, 2013, we generated no revenue. We had a net loss of $166,129 from inception through September 30, 2013. We had a negative stockholders equity of $89,129 at September 30, 2013. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended September 30, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

As of September 30, 2013, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Of our total outstanding shares as of September 30, 2013, a total of 20,780,000, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of September 30, 2013, there were 59 record holders of our common stock, and there were 22,033,080 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal year ended September 30, 2013 and 2012. For detailed financial information, see the audited Financial Statements included in this 10-K.

Balance Sheet Data: at September 30, 2013

Cash	$240
Total assets	$240
Total liabilities	$89,369
Shareholders' equity	$(89,129)

Operating Data: for the fiscal year ended September 30, 2013

Revenues	$-0-
Operating Expenses	$13,986
Net (Loss)	$(36,481)

Balance Sheet Data: September 30, 2012

Cash	$240
Total assets	$240
Total liabilities	$64,688
Shareholders' equity	$(64,448)

Operating Data: for the twelve months ended September 30, 2012

Revenues	$-0-
Operating Expenses	$29,264
Net (Loss)	$(29,493)

Results of Operations.

From our inception on October 15, 2007 through September 30, 2013, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, September 30, 2013 and 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2013, were $13,986. This compares with operating expenses for the fiscal year period ended September 30, 2012 of $29,264. For the period from October 15, 2007 through September 30, 2013 they were $132,700. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $36,481 for the fiscal year ended September 30, 2013. This compares with a net loss for the fiscal year ended September 30, 2012 of $29,493.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended September 30, 2013, compared to the fiscal year ended September 30, 2012, were fairly similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Gibbs has orally agreed to loan such funds as may be necessary through September 30, 2014, for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of September 30, 2013, we had cash or cash equivalents of $240. As of September 30, 2012, we had cash or cash equivalents of $240.

Net cash used for operating activities was $5,400 for the fiscal year ended September 30, 2013 and $37,510 for the fiscal year ended September 30, 2012.  Net cash used for operating activities was $63,475 from our inception on October 15, 2007 through September 30, 2013.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through September 30, 2013.

Cash flows provided by financing activities were $5,400 for the fiscal year ended September 30, 2013 and 37,500 for the fiscal year ended September 30, 2012. For the period from October 15, 2007 through September 30, 2013 they were $63,715. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning October 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Our current organization structure consists of Mr. Gibbs. However, we believe his efforts and resources will be sufficient to develop our product.

Our product is currently under development. We estimate that it will take until June, 2014 for our product to be completed. Therefore, we cannot guarantee that we will be able to be profitable in any case for the fiscal year ended September 30, 2014. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

The finished computer appliance product will retain for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. Further, once we begin operations, which we anticipate will occur in June, 2014, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to eventually become profitable in our operations, although we do not have the ability to determine a time frame for profitability. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes, although he is under no contractual obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            We believe that we have sufficient capability for our current level of operations through September 30, 2014.We can continue to operate as we have in the past with approximately $15,000 per year in capital. We are relying upon funding from Mr. Gibbs or other shareholders, none of whom have an obligation to do so. Further, once we begin operations, which we anticipate will occur in the first fiscal quarter of next year, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. Mr. Gibbs, although he is not obligated to do so, has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes.If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, we can continue to operate as we have in the past with approximately $15,000 per year in capital.  If our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes, although he is under no contractual obligation to do so. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet our expenses. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months for general and administrative expenses prior to generating revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

Bulk Storage Software, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The years ended September 30, 2013 and 2012,
The period October 15, 2007 (inception) through September 30, 2013

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bulk Storage Software, Inc.
Highlands Ranch, Colorado

I have audited the accompanying balance sheet of Bulk Storage Software, Inc. (a development stage company) as of September 30, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from October  15, 2007 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Bulk Storage Software, Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year then ended and for the period from October  15, 2007 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                                                                 Ronald R. Chadwick, P.C.
January 22, 2013                                                                                                                                   RONALD R. CHADWICK, P.C.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bulk Storage Software, Inc,
Highlands Ranch, Colorado

We have audited the accompanying balance sheet of Bulk Storage Software, Inc, (a development stage company) as of September 30, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulk Storage Software, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Anaheim, California

January 14, 2013

Bulk Storage Software, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2013	2012
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$12,340	$3,754
Interest Payable	12,729	8,434
Notes Payable - related party	64,300	52,500

TOTAL LIABILITIES	89,369	64,688

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	54,967	43,167

Deficit accumulated during the development stage	(166,129)	(129,648)

TOTAL SHAREHOLDERS' EQUITY	(89,129)	(64,448)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$240	$240

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Operations

			October 15,
			2007 (inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	5,750	7,700	20,960
Consulting	-	20,500	84,885
Office	7,345	966	10,494
Stock Transfer Fees	891	98	16,361

Total General and Administrative Expenses	$13,986	$29,264	$132,700

(Loss) from operations	(13,986)	(29,264)	(132,700)

Other income (expense):
Interest expense	(10,695)	(5,208)	(26,608)
Beneficial conversion feature	(11,800)	(37,500)	(49,300)
Gain from debt relief	-	42,479	42,479

Total other income (expense)	(22,495)	(229)	(33,429)

Net gain (loss)	$(36,481)	$(29,493)	$(166,129)

Basic Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			October 15,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	September 30,	September 30,	September 30,
	2013	2012	2013

Net (loss)	$(36,481)	$(29,493)	$(166,129)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Gain from debt relief	-	(35,000)	-
Beneficial conversion feature	11,800	37,500	49,300
Increase (decrease) in accounts payable	8,586	(8,246)	12,340
Increase (decrease) in interest payable	4,295	(2,271)	12,729

Cash used in operating activities	(11,800)	(37,510)	(69,875)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	11,800	37,500	64,300
Issuance of common stock	-	-	5,815

Net cash provided by financing activities	11,800	37,500	70,115

Net increase in cash	-	(10)	240

Cash at beginning of period	240	250	-

Cash at end of period	$240	$240	$240

Supplemental information:
Stock issued for services	$-	$-	$21,885
Note payable - debt relief	$-	$35,000	$-
Note issued for acquisition of intangible assets	$-	$-	$38,325

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

August 8, 2008 issued 103,080
shares of par value $.001 common stock
for cash of $25,770 or $.25 per share as
part of a private offering (net of offering costs
of $20,000)	103,080	103	5,667		5,770

Net (Loss)	-	-	-	(26,033)	(26,033)

Balance at September 30, 2008	22,033,080	$22,033	$5,667	$(26,033)	$1,667

Net (Loss)	-	-	-	(11,072)	(11,072)

Balance at September 30, 2009	22,033,080	$22,033	$5,667	$(37,105)	$(9,405)

Net (Loss)	-	-	-	(46,336)	(46,336)

Balance at September 30, 2010	22,033,080	$22,033	$5,667	$(83,441)	$(55,741)

Net (Loss)	-	-	-	(16,714)	(16,714)

Balance at September 30, 2011	22,033,080	$22,033	$5,667	$(100,155)	$(72,455)

Convertible notes - Beneficial Conversion Feature		-	37,500		37,500

Net (Loss)	-	-	-	(29,493)	(29,493)

Balance at September 30, 2012	22,033,080	$22,033	$43,167	$(129,648)	$(64,448)

Beneficial conversion feature			11,800		11,800

Net (Loss)	-	-	-	(36,481)	(36,481)

Balance at September 30, 2013	22,033,080	$22,033	$54,967	$(166,129)	$(89,129)

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2013 and 2012,
The period October 15, 2007 (inception) through September 30, 2013

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

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2013 and 2012,
The period October 15, 2007 (inception) through September 30, 2013

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. For the years ended September 30, 2013 and September 30, 2012, the Company has had no operations.

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended September 30, 2013 and 2012.

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

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2013 and 2012,
The period October 15, 2007 (inception) through September 30, 2013

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

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of September 30, 2013 and September 30, 2012.

The Company has declared no dividends through September 30, 2013.

Note 5 -  Note Payable

The Company at September 30, 2013 and September 30, 2012 had outstanding notes payable for $64,300 and $52,500 to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand. Interest expense under the notes for the years ended September 30, 2013 and 2012 was $10,695 and $5,208 respectively. Accrued interest at September 30, 2013 and 2012 was $12,729 and $8,434 respectively.

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

Bulk Storage Software, Inc.
(A Development Stage Company)
Notes to Financial Statements
The years ended September 30, 2013 and 2012,
The period October 15, 2007 (inception) through September 30, 2013

Note 5 -  Note Payable (continued)

$49,300 of the notes are convertible anytime at the holders’ discretion into common stock at $.001 per share (49,300,000 shares). In regards to the convertible notes $49,300 was expensed as a beneficial conversion feature as of September 30, 2013.

In regards to the convertible notes, $11,800 and $37,500 was expensed as a beneficial conversion feature as of the years ended September 30, 2013 and September 30, 2012, respectively.

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At September 30, 2013 and 2012, the Company had approximately $166,129 and $129,648 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $33,226 and $25,930 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2013 and September 30, 2012 was approximately $7,296, $5,899 respectively.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of September 30, 2013.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as September 30, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below, as of September 30, 2013, is the name of our sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Name	Age	Positions and Offices Held

Geoffrey Gibbs	53	President, Secretary-Treasurer, Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of September 30, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,033,080 common shares were issued and outstanding as of September 30, 2013.

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

As of September 30, 2013 we had outstanding notes payable for $64,300 and $52,500 to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Hartley Moore Accountancy Corporation, was paid an aggregate of $1,500 for the year ended September 30, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $1,500 for the year ended September 30, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed with Form S-1 Registration Statement on July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2014.

BULK STORAGE SOFTWARE, INC.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Chief Executive, Chief Financial, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: January 14, 2014	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director