Form 10-Q
period 2013-12-31
BULK STORAGE SOFTWARE, INC.
filed 2014-02-18
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2013

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

As of February 18, 2014, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

Bulk Storage Software, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2013

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	Unaudited
	December 31,	September 30,
	2013	2013
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$16,537	$12,340
Interest Payable	13,779	12,729
Notes Payable	64,300	64,300

TOTAL LIABILITIES	94,616	89,369

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	54,967	54,967

Deficit accumulated during the development stage	(171,376)	(166,129)

TOTAL SHAREHOLDERS' DEFICIT	(94,376)	(89,129)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			October 15,
	Unaudited	Unaudited	2007
	Three Months Ended	Three Months Ended	(inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	2,500	-	23,460
Consulting	-	-	64,385
Legal	-	-	20,500
Office	1,400	520	11,894
Stock Transfer Fees	297	-	16,658

Total General and Administrative Expenses	4,197	520	136,897

(Loss) from operations	(4,197)	(520)	(136,897)

Other income (expense)
Interest expense	(1,050)	(1,050)	(27,658)
Beneficial conversion feature	-	-	(49,300)
Gain from debt release	-	-	42,479

Total other income (expense)	(1,050)	(1,050)	(34,479)

Net income (loss)	$(5,247)	$(1,570)	$(171,376)

Basic And Diluted (Loss) Per Share	$(0.00)	$0.00	$

Basic and Diluted Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			October 15,
	Unaudited	Unaudited	2007
	Three Months Ended	Three Months Ended	(inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013

Net (loss)	$(5,247)	$(1,570)	$(171,376)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Beneficial conversion feature	-		49,300
Increase (decrease) in accounts payable	4,197	520	16,537
Increase in interest payable	1,050	1,050	13,779

Cash used in operating activities	-	-	(69,875)

Cash flows from investing activities	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Notes payable	-	-	64,300
Issuance of common stock	-	-	5,815

Net cash provided by financing activities	-	-	70,115

Net increase in cash	-	-	240

Cash at beginning of period	240	240	-

Cash at end of period	$240	$240	$240

Supplemental information:

Stock issued for services	$-	$-	$21,885
Note payable forgiven	$-	$-	$35,000
Note issued for acquisition of intangible assets	$-	$-	$38,325

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month Period Ended December 31, 2013

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended December 31, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2014.

Note 2 – Notes Payable

The Company at December 31, 2013 and September 30, 2013 had outstanding notes payable for $64,300 to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand. Interest expense under the notes for the three month period ended December 31, 2013 and 2012 was $1,050. Accrued interest at December 31, 2013 and September 30, 2013 was $13,779 and $12,729 respectively.

$49,300 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (49,300,000 shares). In regards to the convertible notes $49,300 was expensed as a beneficial conversion feature as of December 31, 2013.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended September 30, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 4 – Development Stage

The Company is a development stage company as defined by ASC section 915-10-20. Although the Company’s planned principal operations have commenced it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Note 5 – Going Concern

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

Note 6 – Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.  Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he is under no contractual obligation to do so. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

         Our product is currently under development. We estimate that it will take until December 31, 2014 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

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

Results of Operations

From our inception on October 15, 2007 through December 31, 2013, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $171,376 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended December 31, 2013, were $4,197. This compares with operating expenses for the three month period ended December 31, 2012 of $520.   The major components of general and administrative expenses include accounting fees, consulting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $5,247 for the three month period ended December 31, 2013. This compares with a net loss for the three month period ended December 31, 2012 of $1,570.

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

Liquidity and Capital Resources.

As of December 31, 2013, we had cash or cash equivalents of $240. As of September 30, 2013, we had cash or cash equivalents of $240.

Net cash used for operating activities was $0 for the three month period ended December 31, 2013. This compares to net cash used for operating activities of $0 for the three month period ended December 31, 2012. For the period from October 15, 2007 through December 31, 2013 they were $69,875.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through December 31, 2013.

Cash flows provided by financing activities were $0 for the three month period ended December 31, 2013 which compares to cash flows provided by financing activities of $0 for the three month period ended December 31, 2012. For the period from October 15, 2007 through December 31, 2013 they were $70,115.  These cash flows were all related to sales of stock and the issuance of notes.

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

Going Concern

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

From our inception on October 15, 2007 through December 31, 2013, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

 Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2014. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

Our plan is to make our operation profitable by December 31, 2014 by expanding the sales of our data storage product and consulting services.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014 for the fiscal year ended September 30, 2013.

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

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2014.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 18, 2014	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director