Form 10-Q
period 2014-03-31
BULK STORAGE SOFTWARE, INC.
filed 2014-05-20
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2014

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

As of May 20, 2014, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.
TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended March 31, 2014
Balance Sheet (Unaudited)	4
Statements of Operations (Unaudited)	5
Statements of Cash Flows (Unaudited)	7
Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis and Plan of Operation	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	15
Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	16

Signatures	17

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2014

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	Unaudited
	March 31, 2014	September 30, 2013
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$17,585	$12,340
Interest Payable	14,960	12,729
Notes Payable	67,300	64,300

TOTAL LIABILITIES	99,845	89,369

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	57,967	54,967

Deficit accumulated during the development stage	(179,605)	(166,129)

TOTAL SHAREHOLDERS' DEFICIT	(99,605)	(89,129)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			October 15,
	Unaudited	Unaudited	2007
	Six Months Ended	Six Months Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES

Total Revenues	$-	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	3,000	4,750	23,960
Consulting	-	-	64,385
Legal	-	-	20,500
Office	2,165	4,920	12,659
Stock Transfer Fees	1,630	297	17,991

Total General and Administrative Expenses	6,795	9,967	139,495

(Loss) from operations	(6,795)	(9,967)	(139,495)

Other income (expense)
Interest expense	(3,681)	(2,100)	(30,289)
Beneficial conversion feature	(3,000)	-	(52,300)
Gain from debt release	-	-	42,479

Total other income (expense)	(6,681)	(2,100)	(40,110)

Net loss	$(13,476)	$(12,067)	$(179,605)

Basic And Diluted (Loss) Per Share	$(0.00)	$0.00

Basic and Diluted Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	500	4,750
Office	765	4,400
Stock Transfer Fees	1,333	297

Total General and Administrative Expenses	2,598	9,447

(Loss) from operations	(2,598)	(9,447)

Other income (expense)
Interest expense	(2,631)	(1,050)
Beneficial conversion feature	(3,000)	-

Total other income (expense)	(5,631)	(1,050)

Net loss	$(8,229)	$(10,497)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)

Basic and Diluted Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			October 15,
	Unaudited	Unaudited	2007
	Six Months Ended	Six Months Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

Net (loss)	$(13,476)	$(12,067)	$(179,605)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	21,885

Beneficial conversion feature	3,000	-	52,300
Increase (decrease) in accounts payable	5,245	5,567	17,585
Increase in interest payable	2,231	2,100	14,960

Cash used in operating activities	(3,000)	(4,400)	(72,875)

Cash flows from financing activities
Notes payable	3,000	4,400	67,300
Issuance of common stock	-	-	5,815

Net cash provided by financing activities	3,000	4,400	73,115

Net increase in cash	-	-	240

Cash at beginning of period	240	240	-

Cash at end of period	$240	$240	$240

Supplemental information:

Stock issued for services	$-	$-	$21,885
Note payable forgiven	$-	$-	$35,000
Note issued for acquisition of intangible assets	$-	$-	$38,325

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month and Six Month Period Ended March 31, 2014

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended March 31, 2014 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month period ended March 31, 2014 are not necessarily indicative of the results expected for the fiscal year ended September 30, 2014.

Note 2 – Notes Payable

The Company at March 31, 2014 and September 30, 2013 had outstanding notes payable for $67,300 and $64,300 respectively  to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand. Interest expense under the notes for the six month periods ended March 31, 2014 and 2013 was $3,681 and $2,100 respectively. Interest expense under the notes for the three month periods ended March 31, 2014 and 2013 was $2,631 and $1,050, respectively.  Accrued interest at March 31, 2014 and September 30, 2013 was $13,779 and $12,729 respectively.

$52,300 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (52,300,000 shares). In regards to the convertible notes $52,300 was expensed as a beneficial conversion feature as of March 31, 2014.

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

      Our product is currently under development. We estimate that it will take until December 31, 2014 for our product to be completed. The development of this product is expected to cost approximately $75,000 over several years, with this amount being comprised entirely of software development and integration labor costs.

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

Results of Operations

From our inception on October 15, 2007 through March 31, 2014, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $179,605 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2014, were $2,598. This compares with operating expenses for the three month period ended March 31, 2013 of $9,447.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $8,229 for the three month period ended March 31, 2014. This compares with a net loss for the three month period ended March 31, 2013 of $10,497.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended March 31, 2014, were $6,795. This compares with operating expenses for the six month period ended March 31, 2013 of $9,967.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $13,476 for the six month period ended March 31, 2014. This compares with a net loss for the six month period ended March 31, 2013 of $12,067.

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

Liquidity and Capital Resources.

As of March 31, 2014, we had cash or cash equivalents of $240. As of September 30, 2013, we had cash or cash equivalents of $240.

Net cash used in operating activities was $3,000 for the six month period ended March 31, 2014. This compares to net cash used in operating activities of $4,400 for the six month period ended March 31, 2013. For the period from October 15, 2007 through March 31, 2014 they were $72,875.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through March 31, 2014.

Cash flows provided by financing activities were $3,000 for the six month period ended March 31, 2014, which compares to cash flows provided by financing activities of $4,400 for the six month period ended March 31, 2013. For the period from October 15, 2007 through March 31, 2014 they were $73,115.  These cash flows were all related to sales of stock and the issuance of notes.

Over the next twelve months we do not expect any material capital costs to develop operations.

As of March 31, 2014, our total assets were $240 and our total liabilities were 99,845.  As of September 30, 2013, our total assets were $240, and our total liabilities were $89,369.

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

From our inception on October 15, 2007 through March 31, 2014, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

ITEM 4. MINE SAFETY DISCLOSURES.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS**	XBRL Instance Document

101SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

     ** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2014.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 20, 2014	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director