Form 10-Q
period 2014-06-30
BULK STORAGE SOFTWARE, INC.
filed 2014-08-19
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2014

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

As of August 19, 2014, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2014

Bulk Storage Software, Inc.
Balance Sheets

	Unaudited
	June 30,	September 30,
	2014	2013
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable	$16,157	$12,340
Interest Payable	16,104	12,729
Notes Payable	73,300	64,300

TOTAL LIABILITIES	105,561	89,369

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	63,967	54,967

Accumulated deficit	(191,321)	(166,129)

TOTAL SHAREHOLDERS' DEFICIT	(105,321)	(89,129)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
Statements of Operations

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2014	2013

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	500	500
Consulting	-	-
Legal	-	-
Office	775	1,670
Stock Transfer Fees	297	297

Total General and Administrative Expenses	$1,572	$2,467

(Loss) from operations	(1,572)	(2,467)

Other (expense)
Interest expense	(4,144)	(5,493)
Beneficial conversion feature	(6,000)	(8,800)

Total other (expense)	(10,144)	(14,293)

Net (loss)	$(11,716)	$(16,760)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
Statements of Operations

	Unaudited	Unaudited
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2014	2013

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	3,500	5,250
Consulting	-	-
Legal	-	-
Office	2,940	6,590
Stock Transfer Fees	1,927	594

Total General and Administrative Expenses	$8,367	$12,434

(Loss) from operations	(8,367)	(12,434)

Other (expense)
Interest expense	(7,825)	(7,593)
Beneficial conversion feature	(9,000)	(8,800)

Total other (expense)	(16,825)	(16,393)

Net (loss)	$(25,192)	$(28,827)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage Software, Inc.
Statements of Cash Flows
	Unaudited	Unaudited
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2014	2013

Net (loss)	$(25,192)	$(28,827)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-

Beneficial conversion feature	9,000	8,800
Change in accounts payable	3,817	8,034
Change in interest payable	3,375	3,193

Cash used in operating activities	(9,000)	(8,800)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities
Notes payable	9,000	8,800

Net cash provided by financing activities	9,000	8,800

Net change in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

The accompanying notes are an integral part of the unaudited financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month and Nine Month Period Ended June 30, 2014

Note 1 - Unaudited Financial Information

The interim unaudited condensed  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and nine months ended June 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2014, the condensed results of its operations for the three and nine months ended June 30, 2014 and 2013, and the condensed cash flows for the nine months ended June 30, 2014 and 2013. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month and Nine Month Period Ended June 30, 2014

Going Concern (Continued)

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Notes Payable

The Company at June 30, 2014 and September 30, 2013 had outstanding notes payable for $73,300 and $64,300, respectively, to related party shareholders, unsecured, bearing interest rates at 8% and 2%, respectively, per annum and due on demand. Interest expense under the notes for the three month and nine month periods ended June 30, 2014 and 2013 was $4,144 and $4,493 and $7,825 and $7,593 respectively. Accrued interest at June 30, 2014 and September 30, 2013 was $16,104 and $12,729 respectively.

$58,300 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (58,300,000 shares). In regards to the convertible notes $58,300 was expensed as a beneficial conversion feature as of June 30, 2014. Beneficial conversion expense under the notes for the three month and nine month periods ended June 30, 2014 and 2013 was $6,000 and $8,800 and $9,000 and $8,800 respectively.

Note 3 – Impact of New Accounting Standards

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month and Nine Month Period Ended June 30, 2014

Note 4 – Impact of New Accounting Standards (Continued)

The Company has chosen to adopt the ASU early for the Company’s financial statements as of June 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Note 5 - Financial Statements

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

The EMSM product is designed to install on any Unix, Linux or Microsoft computer system. We do not intend to pursue the MVS or AS400 markets. Supported backup applications will initially be Veritas ™ NetBackup, and BackupExec ™, with the next targeted application being IBM ™ TSM. The Company will support fiber channel and iSCSI SANS initially. The Company will initially support EMC and Hitachi disk arrays, with IBM Shark, NetApp and LSI Logic as the next targets. These application ports encompass approximately 70% of our targeted midrange market.

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

Results of Operations

From our inception on October 15, 2007 through June 30, 2014, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended June 30, 2014, were $1,572. This compares with operating expenses for the three month period ended June 30, 2013 of $2,467.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $11,716 for the three month period ended June 30, 2014. This compares with a net loss for the three month period ended June 30, 2013 of $16,760.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended June 30, 2014, were $8,367. This compares with operating expenses for the nine month period ended June 30, 2013 of $12,434.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $25,192 for the nine month period ended June 30, 2014. This compares with a net loss for the nine month period ended June 30, 2013 of $28,827.

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

Liquidity and Capital Resources.

As of June 30, 2014, we had cash or cash equivalents of $240. As of September 30, 2013, we had cash or cash equivalents of $240.

Net cash used in operating activities was $9,000 for the nine month period ended June 30, 2014. This compares to net cash used in operating activities of $8,800 for the nine month period ended June 30, 2013.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through June 30, 2014.

Cash flows provided by financing activities were $9,000 for the nine month period ended June 30, 2014, which compares to cash flows provided by financing activities of $8,800 for the nine month period ended June 30, 2013. These cash flows were all related to the issuance of notes.

Over the next twelve months we do not expect any material capital costs to develop operations.

As of June 30, 2014, our total assets were $240 and our total liabilities were $105,561.  As of September 30, 2013, our total assets were $240, and our total liabilities were $89,369.

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

Plan of Operation.

Our plan for the twelve months is to operate at a profit or at break even. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on October 15, 2007 through June 30, 2014, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

None.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2014.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 19, 2014	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director