Form 10-K
period 2014-09-30
BULK STORAGE SOFTWARE, INC.
filed 2015-02-23
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 30, 2014

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

As of February 23, 2015, registrant had outstanding 22,033,080 shares of common stock.

FORM 10-K

Bulk Storage Software, Inc.

INDEX

PART I

Item 1. Business	3

Item 1A. Risk Factors	8

Item 2. Property	15

Item 3. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6. Selected Financial Data	17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	22

Item 8. Financial Statements and Supplementary Data	22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	25

Item 9A(T). Controls and Procedures	25

Item 9B. Other Information	26

PART III

Item 10. Directors, Executive Officers and Corporate Governance	26

Item 11. Executive Compensation	28

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 13. Certain Relationships and Related Transactions, and Director Independence	28

Item 14. Principal Accountant Fees and Services	30

Item 15. Exhibits Financial Statement Schedules	30

Financial Statements pages	F-1 to F-10

Signatures	31

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

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2015 for working capital purposes, although he is under no contractual obligation to do so. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

         Our product is currently under development. We estimate that it will take until June, 2015 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

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

We are not presently marketing our product but plan to do so prior to the end of 2015. We plan to utilize the expertise and existing business relationships of our principal officers, Mr. Gibbs, Mr. Sobnosky and Mr. Milonas to develop our opportunities. All operational decisions will be made by Mr. Gibbs, Mr. Sobnosky and Mr. Milonas.

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

2)
Generate recurring revenue streams through strategic software and hardware vendor relationships. IT departments are currently purchasing these SMS types of tools in order to address pressing issues in the areas of monitoring and reporting. By establishing our Company as the incumbent SMS software vendor with the reporting and monitoring component of EMSM, we  believe that we will be able to generate future revenues as software “add-ons” in the areas electronic data storage management and regulatory compliance  within our client base.

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

Backlog

At September 30, 2014, we had no backlogs.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 15, 2007 through September 30, 2014, we generated no revenue. We had a net loss of $27,894 from for the year ended September 30, 2014. We had a negative stockholders equity of $108,023 at September 30, 2014. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended September 30, 2014, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2015 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

As of September 30, 2014, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

If this strategy does not result in significant revenues, we may have to abandon our plans for growth or may even cease our proposed operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay or indefinitely postponeour development andimpair our operations. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through September 30, 2015 for working capital purposes, although he is under no contractual obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Because our current officers and directors are involved with other businesses in which we operate. This  may create the possibility of a conflict of interest with regard to the allocation of time.

Our officers and directors are also involved with other businesses. Mr. Gibbs, Mr. Milonas and Mr. Sobnosky work in other businesses which compete for his time with our business. These other arrangements could create conflict of interest with respect to allocating time to our operations. Mr. Gibbs, Mr. Milonas and Mr. Sobnosky are aware of their responsibilities with respect to corporate opportunities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Mr. Gibbs, Mr. Milonas and Mr. Sobnosky will use his best judgments to resolve all potential conflicts. We cannot guarantee that any potential conflicts can be avoided.

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

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. The loss of any or all of our management, particularly Mr. Gibbs, our President and a director, Mr. Milonas, our COO and director and Mr. Sobnosky, a director, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Gibbs, our President and a director, Mr. Milonas, our COO and director and Mr. Sobnosky, a director, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment. We have no written employment agreements with any officers and directors, including Mr. Gibbs, Mr. Milonas and Mr. Sobnosky. We have not obtained key man life insurance on the lives of any of our officers or directors.

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

Of our total outstanding shares as of September 30, 2014, a total of 20,780,000, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of September 30, 2014, there were 59 record holders of our common stock, and there were 22,033,080 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal year ended September 30, 2014 and 2013. For detailed financial information, see the audited Financial Statements included in this 10-K.

Balance Sheet Data: at September 30, 2014

Cash	$240
Total assets	$240
Total liabilities	$108,263
Shareholders' equity	$(108,023)

Operating Data: for the fiscal year ended September 30, 2014

Revenues	$-0-
Operating Expenses	$9,915
Net (Loss)	$(27,894)

Balance Sheet Data: September 30, 2013

Cash	$240
Total assets	$240
Total liabilities	$89,369
Shareholders' equity	$(89,129)

Operating Data: for the twelve months ended September 30, 2013

Revenues	$-0-
Operating Expenses	$13,986
Net (Loss)	$(36,481)

 Results of Operations.

From our inception on October 15, 2007 through September 30, 2014, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, September 30, 2014 and 2013, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2014, were $9,915. This compares with operating expenses for the fiscal year period ended September 30, 2013 of $13,986. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $27,894 for the fiscal year ended September 30, 2014. This compares with a net loss for the fiscal year ended September 30, 2013 of $36,481.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended September 30, 2014, compared to the fiscal year ended September 30, 2013, were fairly similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Gibbs has orally agreed to loan such funds as may be necessary through September 30, 2015, for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of September 30, 2014, we had cash or cash equivalents of $240. As of September 30, 2013, we had cash or cash equivalents of $240.

    Net cash used for operating activities was $0 for the fiscal year ended September 30, 2014 and $5,400 for the fiscal year ended September 30, 2013.

Cash flows from investing activities was $0 for the fiscal year ended September 30, 2014 and $0 for the fiscal year ended September 30, 2013.

Cash flows provided by financing activities were $0 for the fiscal year ended September 30, 2014 and 5,400 for the fiscal year ended September 30, 2013. These cash flows were all related to the issuance of notes.

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

Plan of Operation.

Our plan for the twelve months beginning October 1, 2014 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Our current organization structure consists of Mr. Gibbs, Mr. Milonas and Mr. Sobnosky. However, we believe their efforts and resources will be sufficient to develop our product.

Our product is currently under development. We estimate that it will take until June, 2015 for our product to be completed. Therefore, we cannot guarantee that we will be able to be profitable in any case for the fiscal year ended September 30, 2015. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

The finished computer appliance product will retain for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. Further, once we begin operations, which we anticipate will occur in June, 2015, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to eventually become profitable in our operations, although we do not have the ability to determine a time frame for profitability. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2015 for working capital purposes, although he is under no contractual obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            We believe that we have sufficient capability for our current level of operations through September 30, 2015. We can continue to operate as we have in the past with approximately $15,000 per year in capital. We are relying upon funding from Mr. Gibbs or other shareholders, none of whom have an obligation to do so. Further, once we begin operations, which we anticipate will occur in the first fiscal quarter of next year, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. Mr. Gibbs, although he is not obligated to do so, has agreed to loan such funds as may be necessary through September 30, 2014 for working capital purposes.  If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Other than advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2015 for working capital purposes, although he is under no contractual obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Bulk Storage Software, Inc.

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The years ended September 30, 2014 and 2013

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

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Anaheim, California

January 14, 2013

To the Board of Directors
Bulk Storage Software, Inc.

We have audited the balance sheet of Bulk Storage Software, Inc. (the "Company") as of September 30, 2014, and the related statement of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014, and the results of their operations and their cash flows for the year ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses, negative cash flow, and has had an accumulated deficit of $194,023 since inception. This raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
February 23, 2015

Bulk Storage Software, Inc.
Balance Sheets

	September 30,	September 30,
	2014	2013
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$17,705	$12,340
Interest payable	17,258	12,729
Notes payable - related party	73,300	64,300

TOTAL LIABILITIES	108,263	89,369

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; no shares issued and outstanding	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; 22,033,080 shares issued and outstanding at September 30, 2014 and 2013 , respectively	22,033	22,033

Additional paid in capital	63,967	54,967

Accumulated deficit	(194,023)	(166,129)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(108,023)	(89,129)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$240	$240

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2014	2013

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	4,000	5,750
Office	3,790	7,345
Stock Transfer Fees	2,125	891

Total General and Administrative Expenses	$9,915	$13,986

(Loss) from operations	(9,915)	(13,986)

Other income (expense):
Interest expense	(8,979)	(10,695)
Interest expense - beneficial conversion feature	(9,000)	(11,800)

Total other income (expense)	(17,979)	(22,495)

Net (loss)	$(27,894)	$(36,481)

Basic (Loss) Per Share - basic and diluted	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding - basic and diluted	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2014	2013

Net (loss)	$(27,894)	$(36,481)
Adjustments to reconcile net loss to net cash
provided by operating activities:

Acreted interest	-	6,400
Interest expense - beneficial conversion feature	9,000	11,800
(Increase) in accounts payable	14,365	8,586
(Increase) in interest payable	4,529	4,295

Cash used in operating activities	-	(5,400)

Cash flows from financing activities
Proceeds from notes payable	-	5,400

Net cash provided by financing activities	-	5,400

Net increase in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Changes in Shareholders' Equity (Deficit)

	Number Of		Capital Paid
	Common	Common	in Excess	Accumulated
	Shares Issued	Stock	of Par Value	Deficit	Total

Balance at September 30, 2012	22,033,080	$22,033	$43,167	$(129,648)	$(64,448)

Beneficial conversion feature			11,800		11,800

Net (Loss)	-	-	-	(36,481)	(36,481)

Balance at September 30, 2013	22,033,080	$22,033	$54,967	$(166,129)	$(89,129)

Beneficial conversion feature			9,000		9,000

Net (Loss)	-	-	-	(27,894)	(27,894)

Balance at September 30, 2014	22,033,080	$22,033	$63,967	$(194,023)	$(108,023)

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2014 and 2013

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

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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

CASH AND CASH EQUIVALENT

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.
BASIC EARNINGS PER SHARE

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

Bulk Storage Software, Inc.
Notes to Financial Statements
The years ended September 30, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended September 30, 2014 and 2013.

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

Bulk Storage Software, Inc.
Notes to Financial Statements
The years ended September 30, 2014 and 2013

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

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.
The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of September 30, 2014 and September 30, 2013.

Bulk Storage Software, Inc.
Notes to Financial Statements
The years ended September 30, 2014 and 2013

Note 5 -  Note Payable

The Company at September 30, 2014 and September 30, 2013 had outstanding notes payable for $73,300 and $64,300 to related party shareholders, unsecured, bearing an interest rate at 8% for $52,500 and 2% per annum for $20,800 and all are due on demand as of September 30, 2014. Interest expense under the notes for the years ended September 30, 2014 and 2013 was $4,529 and $10,695 respectively. Accrued interest at September 30, 2014 and 2013 was $17,258 and $12,729 respectively.

During the year ended September 30, 2014, the Company settled $4,550 of accounts payable by issued two note payables in total amount of $9,000 bearing interest of 2% and are due on demand. The difference of $4,450 are recorded as interest expense.

Of the $73,300 outstanding notes payable, $58,300 of the notes are convertible anytime at the holders’ discretion into common stock at $.001 per share (58,300,000 shares). The beneficial conversion features was recorded as expense immediately since all the notes are due in demand. Interest expense recorded from beneficial conversion expense under the notes for the fiscal year ended September 30, 2014 and 2013 was $9,000 and $11,800 respectively.

Note 6 Related Party Transactions

A related party settled with the Company for accounts payable of $4,550 by issuing two notes payable in the amount of $9,000 during the period ended September 30, 2014.

Note 7 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At September 30, 2014, September 30, 2013, the Company had approximately $194,023 and $166,129 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $38,805 and $33,226 respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2014 and September 30, 2013 was approximately $5,579 and $7,296 respectively.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of September 30, 2014.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was not effective as September 30, 2014.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below, as of September 30, 2014, is the name of our sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Name	Age	Positions and Offices Held

Geoffrey Gibbs	53	President, Secretary-Treasurer, Director
Matthew Milonas	46	Chief Operating Officer, Director
Brian Sobnosky	54	Director

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

    Mr. Milonas has been a Director since 2014, he has also been a manager in the internal controls department of Verizon Business, specializing in Sarbanes-Oxley matters. He was a special projects manager for MCI from February, 2005 to 2006. From September, 2003 to January, 2005, he was a business analyst with GE Access-Quovadx, Inc. From November, 2002 to October, 2003, he was Assistant Controller and Human Resources Manager for International Marble and Granite, Inc. He served as Chief Financial Officer of DSSG, LLC from 2001 to 2002 and as Chief Financial Officer of FSOC. Inc. from 1996 to 1998, both restaurant chains based in Colorado. Additionally he has served as Controller for the Colorado Convention Center from 1991 to 1996, Brass Smith, Inc. from 1998 to 2001, a large manufacturing firm, and for IMG from 2002 to 2003, a large natural stone importer all which are all based in Denver, Colorado.  Mr. Milonas additionally has worked for INVESCO Funds as a staff auditor (1992-1994).  He was also a Director of Inform World Wide Holdings, Inc., a public company.  Mr. Milonas holds a Bachelor of Arts degree from Ft Lewis College, with a minor in psychology from Colorado State University.

    Mr. Sobnosky has been  a Director since 2014. He is the founder and has been the CEO of several software companies. His primary responsibilities have been sales and marketing, finance, and operations. From 1995 to 1998 he co-founded and was the CEO of Data Management Solutions, Inc. (DMSI), a systems integration firm that in 1997 became the largest reseller of Veritas (now Symantec) software in the world. DMSI was sold to a competitor, CRANEL, Inc., in 1998 while at a sales revenue  of approximately $20 million. His primary responsibilities at DMSI were sales and marketing, finance, and operations.

    Mr. Sobnosky served as Vice President of Strategic Account Sales for CRANEL Inc. from 1998-2000. Convergent Data Systems, Inc. (CDSI) was founded by Mr. Sobnosky in May of 2000.

    Founded in November of 2002 by Mr. Sobnosky, Tavata Software Corporation (TSC) utilized profits generated by CDSI to fund a software development effort aimed at bringing an SMS software tool to the SMB market. This was successfully accomplished in February of 2003. Mr. Sobnosky caused TSC to enter into a significant software development and investment partnership with a large storage hardware vendor in September of 2006.

    Mr. Sobnosky graduated in 1984 from Youngstown State University with a degree in structural engineering.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of September 30, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,033,080 common shares were issued and outstanding as of September 30, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Geoffrey Gibbs, President and Director	21,000,000	95.31%
10790 Glengate Loop
Highlands Ranch, CO 80130

Brian Sobnosky, Director	0	0%
10790 Glengate Loop Highlands Ranch, CO 80130

Matthew Milonas, COO and Director 10790 Glengate Loop Highlands Ranch, CO 80130	0	0%

All Officers and Directors as a Group	21,000,000	95.31%
(three persons)

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

As of September 30, 2014 we had outstanding notes payable for $73,300 and $52,500 to related party shareholders, unsecured, bearing an interest rate at 8% and 2% per annum and due on demand.

 A private company known as Beverage Master, Inc., which has common shareholders, Brian F. Sobnosky and  Tom Wanamaker, with us, but is a third party corporation otherwise unaffiliated with us, sold us the right to use the name Beverage Master and we assumed a $35,000 promissory note owed by Beverage Master. This note is with Brian F. Sobnosky, who is a director.  We wanted to purchase the name, “Beverage Master,” because we planned to eventually develop a software product for the beverage industry. This agreement was rescinded ab initio in June, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Anton & Chia, LLC, was paid an aggregate of $2,500 for the year ended September 30, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed with Form S-1 Registration Statement on July 26, 2010

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2015.

BULK STORAGE SOFTWARE, INC.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Chief Executive, Chief Financial, and Chief Accounting Officer
By:	/s/ Matthew Milonas
Matthew Milonas Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 23, 2015	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director

Date: February 23, 2015	By:	/s/ Matthew Milonas
Matthew Milonas
Director

Date: February 23, 2015	By:	/s/ Brian Sobnosky
Brian Sobnosky
Director