Form 10-Q
period 2014-12-31
BULK STORAGE SOFTWARE, INC.
filed 2015-02-23
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2014

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

As of February 19, 2015, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

Bulk Storage Software, Inc.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2013

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	Unaudited
	December 31,	September 30,
	2014	2014
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable	$18,002	$17,705
Interest Payable	18,412	17,258
Notes Payable	73,300	73,300

TOTAL LIABILITIES	109,714	108,263

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Capital paid in excess of par value	63,967	63,967

Accumulated deficit	(195,474)	(194,023)

TOTAL SHAREHOLDERS' DEFICIT	(109,474)	(108,023)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	-	2,500
Office	-	1,400
Stock Transfer Fees	297	297

Total General and Administrative Expenses	297	4,197

(Loss) from operations	(297)	(4,197)

Other income (expense)
Interest expense	(1,154)	(1,050)

Total other (expense)	(1,154)	(1,050)

Net (loss)	$(1,451)	$(5,247)

Basic And Diluted (Loss) Per Share	$(0.00)	$0.00

Basic and Diluted Wgt Ave Common Shares Outstanding	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	Unaudited	Unaudited
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

Net (loss)	$(1,451)	$(5,247)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-

Change in accounts payable	297	4,197
Change in interest payable	1,154	1,050

Cash used in operating activities	-	-

Net change in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month Period Ended December 31, 2014

Note 1 - Unaudited Financial Information

The interim unaudited condensed  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The Company's long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three Month Period Ended December 31, 2014

Note 2 – Notes Payable

The Company at December 31, 2014 and September 30, 2014 had outstanding notes payable for $73,300 to related party shareholders, unsecured, bearing interest rates at 8% per annum for $52,500 and 2% per annum for $20,800, respectively and all are due on demand. Interest expense under the notes for the three month periods ended December 31, 2014 and 2013 was $1,154 and $1,050 respectively. Accrued interest at December 31, 2014 and September 30, 2013 was $18,412 and $17,258 respectively.

$58,300 of the notes is convertible anytime at the holders' discretion into common stock at $.001 per share (58,300,000 shares). In regards to the convertible notes $58,300 was expensed as a beneficial conversion feature as of December 31, 2014.

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
The Company has chosen to adopt the ASU early for the Company's financial statements since September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

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

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, although he is under no contractual obligation to do so. However, we  reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assurance that any of its objectives will be achieved.

         Our product is currently under development. We estimate that it will take until December 31, 2015 for our product to be completed. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

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

Results of Operations

During the three month period ended December 31, 2014 and December 31, 2013, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended December 31, 2014, were $297. This compares with operating expenses for the three month period ended December 31, 2013 of $4,197.   The major components of general and administrative expenses include accounting fees, consulting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $1,451 for the three month period ended December 31, 2014. This compares with a net loss for the three month period ended December 31, 2013 of $5,247.

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

Liquidity and Capital Resources.

As of December 31, 2014, we had cash or cash equivalents of $240. As of September 30, 2014, we had cash or cash equivalents of $240.
Net cash used for operating activities was $0 for the three month period ended December 31, 2014. This compares to net cash used for operating activities of $0 for the three month period ended December 31, 2013.

Cash flows from investing activities were $0 for the three month periods ended December 31, 2014 and 2013.

Cash flows provided by financing activities were $0 for the three month periods ended December 31, 2014 and 2013.

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

Going Concern

        In the course of its life the Company has had limited operations, and has a working capital deficit. This raises substantial doubt about the Company's ability to continue as a going concern.

        The Company believes it can raise capital through equity sales and borrowing to fund its marketing and operating activities. Management believes this will contribute toward its operations and subsequent profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

Our plan for the twelve months is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Our intended business will be to design and develop software and hardware based data storage appliance which will be known as "Enterprise Mass Storage Manager" (EMSM). This product can be utilized by any data intensive industry. We will utilize industry standard network communication protocols coupled with state of the art data deduplication technology in the development of the EMSM data storage appliance.

From our inception on October 15, 2007 through December 31, 2014, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2015. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

Our plan is to make our operation profitable by December 31, 2015 by expanding the sales of our data storage product and consulting services.

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

The Company has chosen to adopt the ASU early for the Company's financial statements since September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

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

            * Previously filed with Form S-1 Registration Statement, July 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2014.

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 23, 2014	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director