Form 10-Q
period 2015-03-31
BULK STORAGE SOFTWARE, INC.
filed 2015-05-20
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2015

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

As of May 14, 2015, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2015

Bulk Storage Software, Inc.
Condensed Balance Sheets

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable	$21,789	$17,705
Interest Payable	19,580	17,258
Notes Payable	78,500	73,300

TOTAL LIABILITIES	119,869	108,263

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Additional paid in capital	69,167	63,967

Accumulated deficit	(210,829)	(194,023)

TOTAL SHAREHOLDERS' DEFICIT	(119,629)	(108,023)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	$3,740	$500	$3,740	$3,000
Office	2,350	765	2,350	2,165
Stock Transfer Fees	297	1,333	594	1,630

Total General and Administrative Expenses	6,387	2,598	6,684	6,795

(Loss) from operations	(6,387)	(2,598)	(6,684)	(6,795)

Other (expense)
Interest expense, net	(3,768)	(2,631)	(4,922)	(3,681)
Beneficial conversion feature	(5,200)	(3,000)	(5,200)	(3,000)

Total other (expense)	(8,968)	(5,631)	(10,122)	(6,681)

Net (loss)	$(15,355)	$(8,229)	$(16,806)	$(13,476)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding - Basic and Diluted	22,033,080	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net (loss)	$(16,806)	$(13,476)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Beneficial conversion feature	5,200	3,000
Change in accounts payable	4,084	5,245
Change in interest payable	2,322	2,231

Cash used in operating activities	(5,200)	(3,000)

Cash flows from financing activities
Notes payable	5,200	3,000

Net cash provided by financing activities	5,200	3,000

Net change in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three and six Month Periods Ended March 31, 2015

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Bulk Storage Software, Inc. (the "Company"), was incorporated in the State of Colorado on October 15, 2007. The Company was formed to provide software and consulting services with regard to computer data storage. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

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

BASIC EARNINGS PER SHARE

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of "basic" and "diluted" earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

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

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three and six Month Periods Ended March 31, 2015

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

Note 2 – Impact of New Accounting Standards

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of March 31, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Note 4 – Notes Payable

The Company at March 31, 2015 and September 30, 2014 had outstanding notes payable for $78,500 and $73,300 respectively to related party shareholders, unsecured, bearing interest rates at 8% per annum for $52,500 and 2% per annum for $26,000, respectively and all are due on demand. During the quarter ended March 31, 2015 the company had expenses paid on their behalf of $2,600 an additional $2,600 was included as prepaid interest. Interest expense under the notes for the three month periods ended March 31, 2015 and 2014 was $3,768 and $2,631 respectively for the six month periods ended March 31, 2015 and 2014 was $4,922 and $3,681 respectively. Accrued interest at March 31, 2015 and September 30, 2014 was $19,580 and $17,258 respectively.

The notes is convertible anytime at the holders' discretion into common stock at $.001 per share of $5,200 entered in the quarter ended March 31, 2015. Because of the fixed conversion rate, $5,200 was expensed as a beneficial conversion feature as of March 31, 2015.

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

Overview and History

                Bulk Storage Software, Inc. (the "Company"), was incorporated in the State of Colorado on October 15, 2007. The Company was formed to provide software and consulting services with regard to computer data storage.

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

The terms data storage "appliance" and "data deduplication" will be used frequently throughout this document. The term "appliance", as used herein, refers to:

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

The term "data deduplication" refers to:

Specialized software algorithms which identify repeated instances of files, such as word documents, etc. in computer networks and replace these repeated instances with keys or "hashes" which uniquely identify the replaced file. Identical blocks or strings of data, which are not necessarily in file format, are identified and replaced in the same way. By replacing the actual repeated data on a computer network with a small, unique representation of the data (the key), the amount of physical electronic data storage is reduced significantly.

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

       We believe that the recent increase in the demands for electronic data storage has increased these challenges to corporate Information Technology ("IT") organizations and technicians significantly over the last several years.

       Bulk Storage EMSM provides the capability for corporations to address these issues with a platform independent, scalable appliance for a fraction of what they are currently spending on data storage devices and administration (human resource costs coupled with the capital costs of storage arrays). We believe that Bulk Storage EMSM can help IT organizations achieve strategic corporate objectives such as:

•	Maximizing the use of IT resources (administrative and capital)
•	Ensuring business continuance and data protection
•	Managing capital and administrative costs associated with information management
•	Managing growth associated with electronic information storage
•	Meeting Federal regulatory compliance requirements (HIPAA, SOX)
•	Meeting data protection requirements

       To help corporations achieve these objectives, we have developed an open, independent Specialized Storage Management Software (SMS) application.

       The majority of the application will be written in Java, while the Data Deduplication Software will be written in "C" to minimize CPU cycles on the data deduplication end. The data deduplication database utilized will most likely be historical Berkely Database for licensing purposes. However, if the end user prefers Oracle, Sybase, etc. they will have that flexibility, but the licensing burden will be theirs.

       Data deduplication is a technology whereby the EMSM appliance, through proprietary software algorithms, stores identical blocks of information and identical files only once. Where most storage devices store multiple copies of the same files and identical blocks of information many times over, thus using costly storage space for redundant information.

The EMSM storage appliance stores only one copy of the identical information while storing only a small representation of the identical information, or a "reference key", each time the redundant information is encountered in the computer enterprise. This capability enables the EMSM appliance to provide 5, 10, 15, 20 or even 50 times the effective storage capacity of conventional storage arrays utilizing the same "raw" disk drive capacity. This "effective capacity" also requires the same amount of power and cooling as the conventional storage array with significantly more electronic storage capacity for the user.

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

       The product will be extremely scalable as the end user can choose either a central or distributed EMSM database. With the centralized management console approach the user will be able to view all Bulk Storage appliances globally from a single User Interface (UI), while different geographical locations can be restricted with regard to viewing and management capabilities. Permissions will be restricted through access control lists (ACL's).

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

Results of Operations

From our inception on October 15, 2007 through March 31, 2015, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2015, were $6,387. This compares with operating expenses for the three month period ended March 31, 2014 of $2,598.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $15,355 for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $8,229.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended March 31, 2015, were $6,684. This compares with operating expenses for the six month period ended March 31, 2014 of $6,795.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $16,806 for the six month period ended March 31, 2015. This compares with a net loss for the six month period ended March 31, 2014 of $13,476.

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

Liquidity and Capital Resources.

As of March 31, 2015, we had cash or cash equivalents of $240. As of September 30, 2014, we had cash or cash equivalents of $240.

Net cash used in operating activities was $5,200 for the six month period ended March 31, 2015. This compares to net cash used in operating activities of $3,000 for the six month period ended March 31, 2014.

Cash flows from investing activities were $-0- for the six month periods ended March 31, 2015 and March 31, 2014.

Cash flows provided by financing activities were $5,200 for the six month period ended March 31, 2015, which compares to cash flows provided by financing activities of $3,000 for the six month period ended March 31, 2014. These cash flows were related to the issuance of notes.

Over the next twelve months we do not expect any material capital costs to develop operations.

As of March 31, 2015, our total assets were $240 and our total liabilities were $119,869.  As of September 30, 2014, our total assets were $240, and our total liabilities were $108,263.

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

From our inception on October 15, 2007 through March 31, 2015, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC's rules and forms.  As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015 for the fiscal year ended September 30, 2014.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2015

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 20, 2015	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director