Form 10-Q
period 2015-06-30
BULK STORAGE SOFTWARE, INC.
filed 2015-08-19
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2015

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

As of August 12, 2015, registrant had outstanding 22,033,080 shares of the registrant's common stock.

FORM 10-Q

BULK STORAGE SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Bulk Storage Software, Inc.

ITEM 1. FINANCIAL STATEMENTS

BULK STORAGE SOFTWARE, INC.

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Three and Nine Months Ended June 30, 2015

Bulk Storage Software, Inc.
Condensed Balance Sheets

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable	$22,781	$17,705
Interest Payable	20,765	17,258
Notes Payable	80,500	73,300

TOTAL LIABILITIES	124,046	108,263

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
150,000,000 shares; issued and outstanding 22,033,080 shares.	22,033	22,033

Additional paid in capital	71,167	63,967

Accumulated deficit	(217,006)	(194,023)

TOTAL SHAREHOLDERS' DEFICIT	(123,806)	(108,023)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	$1,040	$500	$4,780	$3,500
Office	795	775	3,145	2,940
Stock Transfer Fees	297	297	891	1,927

Total General and Administrative Expenses	2,132	1,572	8,816	8,367

(Loss) from operations	(2,132)	(1,572)	(8,816)	(8,367)

Other (expense)
Interest expense, net	(2,045)	(4,144)	(6,967)	(7,825)
Beneficial conversion feature	(2,000)	(6,000)	(7,200)	(9,000)

Total other (expense)	(4,045)	(10,144)	(14,167)	(16,825)

Net (loss)	$(6,177)	$(11,716)	$(22,983)	$(25,192)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding - Basic and Diluted	22,033,080	22,033,080	22,033,080	22,033,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage Software, Inc.
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Net (loss)	$(22,983)	$(25,192)
Adjustments to reconcile net loss to net cash
used in operating activities:

Non Cash Changes
Additional interest payable from conversions	3,600	4,500
Beneficial conversion feature	7,200	9,000
Change in assets and liabilities
Change in accounts payable	8,676	8,317
Change in interest payable	3,507	3,375

Cash used in operating activities	-	-

Net change in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

Bulk Storage, Inc.
Notes To the Unaudited Financial Statements
For The Three and Nine Month Periods Ended June 30, 2015

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
For The Three and Nine Month Periods Ended June 30, 2015

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of June 30, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Note 4 – Notes Payable

The Company at June 30, 2015 and September 30, 2014 had outstanding notes payable for $80,500 and $73,300 respectively to related party shareholders, unsecured, bearing interest rates at 8% per annum for $52,500 and 2% per annum for $28,000, respectively and all are due on demand. During the quarter ended June 30, 2015 the Company had general and administrative expenses paid on their behalf of $3,600 an additional $3,600 was included as prepaid interest. Interest expense under the notes for the three month periods ended June 30, 2015 and 2014 was $2,045 and $4,144 respectively for the nine month periods ended June 30, 2015 and 2014 was $6,967 and $7,825 respectively. Accrued interest at June 30, 2015 and September 30, 2014 was $20,765 and $17,258 respectively.

The notes are convertible anytime at the holders' discretion into common stock at $.001 per share of $7,200 entered in the quarter ended June 30, 2015. Because of the fixed conversion rate, $7,200 was expensed as a beneficial conversion feature as of June 30, 2015.

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

        Our original focus will be in the Denver, Colorado metropolitan area, but eventually plan to expand nationwide. However, we currently have no plans for expansion. At the present time, we have no active operations and are developing our business plan. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Gibbs, our President. In the event that we need additional capital, Mr. Gibbs has agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, although he is under no contractual obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our services. Therefore, there can be no assur-ance that any of its objectives will be achieved.

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

Results of Operations

From our inception on October 15, 2007 through June 30, 2015, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended June 30, 2015, were $2,132. This compares with operating expenses for the three month period ended June 30, 2014 of $1,572.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $6,177 for the three month period ended June 30, 2015. This compares with a net loss for the three month period ended June 30, 2014 of $11,716.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended June 30, 2015, were $8,816. This compares with operating expenses for the nine month period ended June 30, 2014 of $8,367.   The major components of general and administrative expenses include accounting fees, office expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $22,983 for the nine month period ended June 30, 2015. This compares with a net loss for the nine month period ended June 30, 2014 of $25,192.

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

Liquidity and Capital Resources.

As of June 30, 2015, we had cash or cash equivalents of $240. As of September 30, 2014, we had cash or cash equivalents of $240.

Net cash used in operating activities was $0 for the nine month period ended June 30, 2015. This compares to net cash used in operating activities of $0 for the nine month period ended June 30, 2014.

Cash flows from investing activities were $-0- from our inception on October 15, 2007 through June 30, 2015.

Over the next twelve months we do not expect any material capital costs to develop operations.

As of June 30, 2015, our total assets were $240 and our total liabilities were $124,046.  As of September 30, 2014, our total assets were $240, and our total liabilities were $108,263.

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

From our inception on October 15, 2007 through June 30, 2015, we have generated no revenue. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company's management conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company's board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

·	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

·	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

·	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

·	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2015

Bulk Storage Software, Inc.

By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
President, Secretary and Treasurer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 19, 2015	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director