Form 10-K
period 2015-09-30
BULK STORAGE SOFTWARE, INC.
filed 2016-01-14
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 30, 2015

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

As of January 12, 2016 registrant had outstanding 22,033,080 shares of common stock.

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

Backlog

At September 30, 2015, we had no backlogs.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 15, 2007 through September 30, 2015, we generated no revenue. We had a net loss of $23,050 for the year ended September 30, 2015 and a net loss of $27,894 for the year ended September 30, 2014. We had a negative stockholders equity of $108,023 at September 30, 2014, and $123,873 at September 30, 2015. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended September 30, 2015, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

As of September 30, 2015, we had one employee, our President. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares as of September 30, 2015, a total of 20,780,000, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of September 30, 2015, there were 59 record holders of our common stock, and there were 22,033,080 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal year ended September 30, 2015 and 2014. For detailed financial information, see the audited Financial Statements included in this 10-K.
Balance Sheet Data: at September 30, 2015

Cash	$240
Total assets	$240
Total liabilities	$124,113
Shareholders' equity	$(123,873)

Operating Data: for the fiscal year ended September 30, 2015

Revenues	$-0-
Operating Expenses	$8,685
Net (Loss)	$(23,050)

Balance Sheet Data: September 30, 2014

Cash	$240
Total assets	$240
Total liabilities	$108,263
Shareholders' equity	$(108,023)

Operating Data: for the twelve months ended September 30, 2014

Revenues	$-0-
Operating Expenses	$9,915
Net (Loss)	$(27,894)

Results of Operations.

From our inception on October 15, 2007 through September 30, 2015, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, September 30, 2015 and 2014, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2015, were $8,685. This compares with operating expenses for the fiscal year period ended September 30, 2014 of $9,915. The major components of general and administrative expenses include accounting fees, office fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $23,050 for the fiscal year ended September 30, 2015. This compares with a net loss for the fiscal year ended September 30, 2014 of $27,894.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended September 30, 2015, compared to the fiscal year ended September 30, 2014, were fairly similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Gibbs has orally agreed to loan such funds as may be necessary through September 30, 2016, for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of September 30, 2015, we had cash or cash equivalents of $240. As of September 30, 2014, we had cash or cash equivalents of $240.

Net cash used for operating activities was $7,200 for the fiscal year ended September 30, 2015 and $5,400 for the fiscal year ended September 30, 2014.

Cash flows from investing activities was $0 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014.

Cash flows provided by financing activities were $7,200 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014. These cash flows were all related to the issuance of notes.

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

Plan of Operation.

Our plan for the twelve months beginning October 1, 2015 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Our current organization structure consists of Mr. Gibbs, Mr. Milonas and Mr. Sobnosky. However, we believe their efforts and resources will be sufficient to develop our product.

Our product is currently under development. We estimate that it will take until June, 2016 for our product to be completed. Therefore, we cannot guarantee that we will be able to be profitable in any case for the fiscal year ended September 30, 2016. The development of this product is expected to cost approximately $75,000, with this amount being comprised entirely of software development and integration labor costs.

The finished computer appliance product will retain for $25,000 for the enterprise edition. We estimate that selling an average of one appliance product a quarter will result in profitability for the Company.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. Further, once we begin operations, which we anticipate will occur in June, 2016, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to eventually become profitable in our operations, although we do not have the ability to determine a time frame for profitability. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2016 for working capital purposes, although he is under no contractual obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            We believe that we have sufficient capability for our current level of operations through September 30, 2016. We can continue to operate as we have in the past with approximately $15,000 per year in capital. We are relying upon funding from Mr. Gibbs or other shareholders, none of whom have an obligation to do so. Further, once we begin operations, which we anticipate will occur in the first fiscal quarter of next year, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. Mr. Gibbs, although he is not obligated to do so, has agreed to loan such funds as may be necessary through September 30, 2016 for working capital purposes.  If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $25,000 in sales per year to be profitable. However, we can continue to operate as we have in the past with approximately $15,000 per year in capital.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, we can continue to operate as we have in the past with approximately $15,000 per year in capital.  If our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2016 for working capital purposes, although he is under no contractual obligation to do so. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet our expenses. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months for general and administrative expenses prior to generating revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Gibbs, who has agreed to loan such funds as may be necessary through September 30, 2016 for working capital purposes, although he is under no contractual obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Bulk Storage Software, Inc.

FINANCIAL STATEMENTS

With Independent Accountant's Audit Report

The years ended September 30, 2015 and 2014,

To the Board of Directors
Bulk Storage Software, Inc.

Bulk Storage Software, Inc.
Balance Sheets

	September 30,	September 30,
	2015	2014
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$21,650	$17,705
Interest Payable	21,963	17,258
Notes Payable - related party	80,500	73,300

TOTAL LIABILITIES	124,113	108,263

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; no shares issued and outstanding	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; 22,033,080 shares issued and outstanding at
September 30,2015 and 2014, respectively	22,033	22,033

Additional paid in capital	71,167	63,967

Accumulated deficit	(217,073)	(194,023)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(123,873)	(108,023)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$240	$240

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2015	2014

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	3,740	4,000
Office	3,995	3,790
Stock Transfer Fees	950	2,125

Total General and Administrative Expenses	$8,685	$9,915

(Loss) from operations	(8,685)	(9,915)

Other income (expense):
Debt release	1,000	-
Interest expense	(8,165)	(8,979)
Interest expense - beneficial conversion feature	(7,200)	(9,000)

Total other income (expense)	(14,365)	(17,979)

Net (loss)	$(23,050)	$(27,894)

Basic (Loss) Per Share - basic and diluted	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding - basic and diluted	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2015	2014

Net (loss)	$(23,050)	$(27,894)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Acreted interest	-	-
Interest expense - beneficial conversion feature	7,200	9,000
(Decrease) in accounts payable	3,945	14,365
(Decrease) in interest payable	4,705	4,529

Net cash used in operating activities	(7,200)	-

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities
Notes payable	7,200	-

Net cash provided by financing activities	7,200	-

Net increase in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Convertible note payable issued to settle accounts payable	$7,200	$9,000

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
	Number Of		Capital Paid	During the
	Common	Common	in Excess	Development
	Shares Issued	Stock	of Par Value	Stage	Total
Balance at September 30, 2013	22,033,080	$22,033	$54,967	$(166,129)	$(89,129)

Beneficial conversion feature			9,000		9,000

Net (Loss)	-	-	-	(27,894)	(27,894)

Balance at September 30, 2014	22,033,080	$22,033	$63,967	$(194,023)	$(108,023)

Beneficial conversion feature			7,200		7,200

Net (Loss)	-	-	-	(23,050)	(23,050)

Balance at September 30, 2015	22,033,080	$22,033	$71,167	$(217,073)	$(123,873)

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 1 - Organization and Basis of Presentation

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

Note 2 - Summary of Significant Accounting Policies

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

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended September 30, 2015 and 2014.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.  As of December 31, 2015 and 2014 there were no trade receivables.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of Financial Accounting Standards Board (FASB) accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2014 and 2013, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method.

ACCOUNTING FOR DERIVATIVES LIABILITIES

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and
Hedging: Contracts in Entity's Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the Company's financial instruments meet the criteria for derivative accounting as of December 31, 2015 and 2014.

EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR AQUIRING GOODS OR SERVICES

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.  When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

NOTE 2.                            Summary of Significant Accounting Policies (Continued)

NONCASH EQUITY TRANSACTIONS

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated market value of the equity instrument, or at the estimated value of the goods or services received whichever is more readily determinable.

RELATED PARTIES
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.
GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs.  Expenses are recognized when incurred.

BASIC AND DILUTED NET (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended December 31, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

NOTE 2.                            Summary of Significant Accounting Policies (Continued)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2015 and 2014.

REVENUE RECOGNITION

The Company is focused on the software industry for data storage software. The Company does not expect to generate revenues until additional money is received in order to continue building software and marketing the software.  Once completed, revenues would be recognized as its software and services are sold or its products become marketable.

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

The Company has chosen to adopt the ASU for the Company's financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

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

The Company has declared no dividends through September 30, 2015.

On August 8, 2008 the Company completed its private offering and issued 103,080 shares of $.001 par value common stock for $25,770 or $.25 per share. The Company incurred deferred offering expenses totaling $20,000. These expenses directly reduced the offering proceeds of $25,770 resulting in net funds received of $5,770.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 5 -  Note Payable

The Company at September 30, 2015 and September 30, 2014 had outstanding notes payable for $82,500 and $73,300 to related party shareholders, unsecured, bearing an interest rate at 8% for $52,500 and 2% per annum for $30,000 and all are due on demand. Interest expense under the notes for the years ended September 30, 2015 and 2014 was $4,705 and $4,529 respectively. Accrued interest at September 30, 2015 and 2014 was $21,963 and $17,258 respectively.

During the year ended September 30, 2014, the Company settled $4,550 of accounts payable by issued two note payables in total amount of $9,000 bearing interest of 2% and are due on demand. The difference of $4,450 are recorded as interest expense.

During the year ended September 30, 2015, the Company settled $4,600 of accounts payable by issued three note payables in total amount of $9,200 bearing interest of 2% and are due on demand. The difference of $4,600 are recorded as interest expense.

Of the $82,500 outstanding notes payable, $67,500 of the notes are convertible anytime at the holders' discretion into common stock at $.001 per share (67,500,000 shares). The beneficial conversion features was recorded as expense immediately since all the notes are due in demand. Interest expense recorded from beneficial conversion expense under the notes for the fiscal year ended September 30, 2015 and 2014 was $4,600 and $4,450 respectively.

Note 6 - Related Party Events

A related party settled with the Company for accounts payable of $4,550 by issued two note payable in the amount of $9,000 during the period ended September 30, 2014.

A related party settled with the Company for accounts payable of $4,600 by issued two note payable in the amount of $9,200 during the period ended September 30, 2015.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note7 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company follows FASB Statement Accounting Standards Codification No. 740, "Accounting for Income Taxes", which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax asset	$-0-	$-0-
Deferred tax liabilities:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax liabilities	$-0-	$-0-
Total deferred tax assets	-0-	-0-
Net deferred tax liability	-0-	-0-

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 7 – Income Taxes (continued)

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31,		December 31,
	2015		2014
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Net operating (loss)	$217,073	$83,855	$194,023	$74,951
Valuation allowance	(217,073)	(83,855)	(194,023)	(74,951)

Total deferred tax asset	-0-	-0-	-0-	-0-

Deferred tax liabilities:
	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-

Net deferred tax asset	$-0-	$-0-	$-	$-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2015 and December 31, 2014, the Company had approximately $217,073 and $194,023, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $83,855 and $74,951 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2015 and December 31, 2014 was approximately $8,904 and $10,775.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 7 – Income Taxes (continued)

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2012, 2013, and 2014, although, the statute of limitations for the 2012 tax year will expire effective March 15, 2015. In evaluating the Company's provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

	December 31,
	2015	2014
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,

Net of federal benefit	4.63%	4.63%
Net rate	38.63%	38.63%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in "Management's Report on Internal Control over Financial Reporting," our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework - 2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2015 due to the existence of the material weaknesses as of September 30, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company's limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below, as of September 30, 2015, is the name of our sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

Name	Age	Positions and Offices Held

Geoffrey Gibbs	54	President, Secretary-Treasurer, Director
Matthew Milonas	47	Chief Operating Officer, Director
Brian Sobnosky	55	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of September 30, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,033,080 common shares were issued and outstanding as of September 30, 2015.

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

The Company at September 30, 2015 and September 30, 2014 had outstanding notes payable for $82,500 and $73,300 to related party shareholders, unsecured, bearing an interest rate at 8% for $52,500 and 2% per annum for $30,000 and all are due on demand. Interest expense under the notes for the years ended September 30, 2015 and 2014 was $4,705 and $4,529 respectively. Accrued interest at September 30, 2015 and 2014 was $21,963 and $17,258 respectively.

During the year ended September 30, 2014, the Company settled $4,550 of accounts payable by issued two note payables in total amount of $9,000 bearing interest of 2% and are due on demand. The difference of $4,450 are recorded as interest expense.

During the year ended September 30, 2015, the Company settled $4,600 of accounts payable by issued three note payables in total amount of $9,200 bearing interest of 2% and are due on demand. The difference of $4,600 are recorded as interest expense.

Of the $82,500 outstanding notes payable, $67,500 of the notes are convertible anytime at the holders' discretion into common stock at $.001 per share (67,500,000 shares). The beneficial conversion features was recorded as expense immediately since all the notes are due in demand. Interest expense recorded from beneficial conversion expense under the notes for the fiscal year ended September 30, 2015 and 2014 was $4,600 and $4,450 respectively.

 A private company known as Beverage Master, Inc., which has common shareholders, Brian F. Sobnosky and  Tom Wanamaker, with us, but is a third party corporation otherwise unaffiliated with us, sold us the right to use the name Beverage Master and we assumed a $35,000 promissory note owed by Beverage Master. This note is with Brian F. Sobnosky, who is a director.  We wanted to purchase the name, "Beverage Master," because we planned to eventually develop a software product for the beverage industry. This agreement was rescinded ab initio in June, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Anton & Chia, LLC, was paid an aggregate of $               for the year ended September 30, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed with Form S-1 Registration Statement on July 26, 2010

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2016.

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

Date: January 14, 2016	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director

Date: January 14, 2016	By:	/s/ Matthew Milonas
Matthew Milonas
Director

Date: January 14, 2016	By:	/s/ Brian Sobnosky
Brian Sobnosky
Director