Form 10-K/A
period 2015-09-30
BULK STORAGE SOFTWARE, INC.
filed 2016-02-22
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No 1)
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

As of February 12, 2016 registrant had outstanding 22,033,080 shares of common stock.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on October 15, 2007 through September 30, 2015, we generated no revenue. We had a net loss of $27,050 for the year ended September 30, 2015 and a net loss of $27,894 for the year ended September 30, 2014. We had a negative stockholders equity of $108,023 at September 30, 2014, and $125,873 at September 30, 2015. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

Balance Sheet Data: at September 30, 2015

Cash	$240
Total assets	$240
Total liabilities	$126,113
Shareholders' equity	$(125,873)

Operating Data: for the fiscal year ended September 30, 2015

Revenues	$-0-
Operating Expenses	$9,685
Net (Loss)	$(27,050)

Balance Sheet Data: September 30, 2014

Cash	$240
Total assets	$240
Total liabilities	$108,263
Shareholders' equity	$(108,023)

Operating Data: for the year ended September 30, 2014

Revenues	$-0-
Operating Expenses	$9,915
Net (Loss)	$(27,894)

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

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended September 30, 2015, were $9,685. This compares with operating expenses for the fiscal year period ended September 30, 2014 of $9,915. The major components of general and administrative expenses include accounting fees, office fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $27,050 for the fiscal year ended September 30, 2015. This compares with a net loss for the fiscal year ended September 30, 2014 of $27,894.

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

Net cash used for operating activities was $9,200 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014.

Cash flows from investing activities was $0 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014.

Cash flows provided by financing activities were $9,200 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014. These cash flows were all related to the issuance of notes.

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

Bulk Storage Software, Inc.

FINANCIAL STATEMENTS

With Independent Accountant's Audit Report

The years ended September 30, 2015 and 2014,

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Bulk Storage Software, Inc.

We have audited the balance sheet of Bulk Storage Software, Inc. (the "Company") as of September 30, 2015, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses, negative cash flow, and has had an accumulated deficit of $221,073 since inception. This raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
February 19, 2016

Bulk Storage Software, Inc.
Balance Sheets

	September 30,	September 30,
	2015	2014
ASSETS

Current Assets

Cash	$240	$240

TOTAL ASSETS	$240	$240

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities

Accounts payable	$21,650	$17,705
Interest payable	21,963	17,258
Notes payable - related party	82,500	73,300

TOTAL LIABILITIES	126,113	108,263

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; no shares issued and outstanding	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; 22,033,080 shares issued and outstanding at
September 30, 2015 and 2014, respectively	22,033	22,033

Additional paid in capital	73,167	63,967

Accumulated deficit	(221,073)	(194,023)

TOTAL SHAREHOLDERS' DEFICIT	(125,873)	(108,023)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$240	$240

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2015	2014

REVENUES

Total Revenues	$-	$-

GENERAL & ADMINISTRATIVE EXPENSES

Accounting	4,740	4,000
Office	3,995	3,790
Stock transfer fees	950	2,125

Total General and Administrative Expenses	$9,685	$9,915

Loss from operations	(9,685)	(9,915)

Other income (expense):
Debt settlement gain	1,000	-
Interest expense-Related parties	(9,165)	(8,979)
Interest expense - beneficial conversion feature	(9,200)	(9,000)

Total other expense	(17,365)	(17,979)

Net loss	$(27,050)	$(27,894)

Basic (Loss) Per Share - basic and diluted	$(0.00)	$(0.00)

Wgt Ave Common Shares Outstanding - basic and diluted	22,033,080	22,033,080

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2015	2014

Financing Activities
Net loss	$(27,050)	$(27,894)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Interest expense - beneficial conversion feature	9,200	9,000
Accounts payable	3,945	14,365
Interest payable	4,705	4,529

Net cash used in operating activities	(9,200)	-

Financing Activities
Notes payable	9,200	-

Net cash provided by financing activities	9,200	-

Net increase in cash	-	-

Cash at beginning of period	240	240

Cash at end of period	$240	$240

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Convertible note payable issued to settle accounts payable	$7,200	$9,000

The accompanying notes are an integral part of these financial statements

Bulk Storage Software, Inc.
Statements of Changes in Shareholders' Deficits

				Deficit
	Number Of		Capital Paid	Accumulated
	Common		in Excess	During the
	Shares Issued	Common Stock	of Par Value	Development Stage	Total
Balance at September 30, 2013	22,033,080	$22,033	$54,967	$(166,129)	$(89,129)

Beneficial conversion feature			9,000		9,000

Net Loss	-	-	-	(27,894)	(27,894)

Balance at September 30, 2014	22,033,080	$22,033	$63,967	$(194,023)	$(108,023)

Beneficial conversion feature			9,200		9,200

Net Loss	-	-	-	(27,050)	(27,050)

Balance at September 30, 2015	22,033,080	$22,033	$73,167	$(221,073)	$(125,873)

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
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of Financial Accounting Standards Board (FASB) accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2015, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the Company's financial instruments meet the criteria for derivative accounting as of September 30, 2015 and 2014.

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended September 30, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

Therefore, basic and dilutive net (loss) per share were the same as of September 30, 2015 and 2014.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

IMPACT OF NEW ACCOUNTING STANDARDS (Continued)

In August, 2014, the FASB issued ASU No.2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) ("ASU 2014- 15"), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

Note 3 – Capital Stock

The Company authorized 50,000,000 shares of $.001 par value common stock.  Through September 30, 2015, the Company issued a total of 22,033,080 shares raising $25,815 .

On October 15, 2007 the Company issued 21,885,000 shares of $.001 par value common stock for services valued at $21,885 or $.001 per share. On October 15, 2007 the Company issued 45,000 shares of $.001 par value common stock for $45 in cash or $.001 per share.

The Company authorized 1,000,000 shares of preferred stock with par value $.1 per share, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of September 30, 2015 and September 30, 2014.

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

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 4 -  Note Payable

The Company at September 30, 2015 and September 30, 2014 had outstanding notes payable for $82,500 and $73,300 to related party shareholders, unsecured, bearing an interest rate at 8% for $52,500 and 2% per annum for $30,000 and all are due on demand. Interest expense under the notes for the years ended September 30, 2015 and 2014 was $9,200 and $9,000 respectively. Accrued interest at September 30, 2015 and 2014 was $21,963 and $17,258 respectively.

During the year ended September 30, 2014, the Company settled $4,550 of accounts payable by issued two note payables in total amount of $9,000 bearing interest of 2% and are due on demand. The difference of $4,450 is recorded as interest expense.

During the year ended September 30, 2015, the Company settled $4,600 of accounts payable by issued three note payables in total amount of $9,200 bearing interest of 2% and are due on demand. The difference of $4,460 are recorded as interest expense.

Of the $82,500 outstanding notes payable, $67,500 of the notes are convertible anytime at the holders' discretion into common stock at $.001 per share (67,500,000 shares). The beneficial conversion features was recorded as expense immediately since all the notes are due in demand. Interest expense recorded from beneficial conversion expense under the notes for the fiscal year ended September 30, 2015 and 2014 was $9,200 and $9,000 respectively.

Note 5 - Related Party Events

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

The Company follows FASB Statement Accounting Standards Codification No. 740, "Accounting for Income Taxes", which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	September 30,	September 30,
	2015	2014
Deferred tax assets:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax asset	$-0-	$-0-
Deferred tax liabilities:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax liabilities	$-0-	$-0-
Total deferred tax assets	-0-	-0-
Net deferred tax liability	-0-	-0-

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 6 – Income Taxes (continued)

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30 2015		September 30 2014
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Net operating (loss)	$221,073	$85,401	$194,023	$74,951
Valuation allowance	(221,073)	(85,401)	(194,023)	(74,951)

Total deferred tax asset	-0-	-0-	-0-	-0-

Deferred tax liabilities:
	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-

Net deferred tax asset	$-0-	$-0-	$-	$-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2015 and September 30, 2014, the Company had approximately $217,073 and $194,023, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $85,401 and $74,951 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended September 30, 2015 and September 30, 2014 was approximately $10,450 and $10,775.

Bulk Storage Software, Inc.
Notes to Financial Statements
For the years ended September 30, 2015 and 2014

Note 6 – Income Taxes (continued)

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2012, 2013, and 2014, although, the statute of limitations for the 2012 tax year will expire effective June 15, 2015. In evaluating the Company's provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

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

The Company at September 30, 2015 and September 30, 2014 had outstanding notes payable for $82,500 and $73,300 to related party shareholders, unsecured, bearing an interest rate at 8% for $52,500 and 2% per annum for $30,000 and all are due on demand. Interest expense under the notes for the years ended September 30, 2015 and 2014 was $9,200 and $9,000 respectively. Accrued interest at September 30, 2015 and 2014 was $21,963 and $17,258 respectively.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Anton & Chia, LLC, was paid an aggregate of $6,352 for the year ended September 30, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed with Form S-1 Registration Statement on July 26, 2010

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2016.

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

Date: February 19, 2016	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director

Date: February 19, 2016	By:	/s/ Matthew Milonas
Matthew Milonas
Director

Date: February 19, 2016	By:	/s/ Brian Sobnosky
Brian Sobnosky
Director