Form 10-K/A
period 2015-09-30
BULK STORAGE SOFTWARE, INC.
filed 2016-03-03
CIK 1453883

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K/A
Amendment No. 2
__________________

(Mark one)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 for the transition period from ________________ to________________________.

Commission File Number 333-168328

Bulk Storage Software, Inc.
(Exact name of registrant as specified in its charter)

Colorado	26-1244643
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10790 Gelngate Loop
Highlands Ranch, CO 80130
 (Address of principal executive offices)

(303) 862-6857
(Issuer's Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_]  No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [_]                                                                           Accelerated filer  [_]
Non-accelerated filer  [_] (Do not check if a                                             Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, and the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $0.

As of March 3, 2016 registrant had outstanding 22,033,080 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange Commission on January 14, 2016, as amended by Amendment No. 1, filed on February 22, 2016, is solely to file an amended and restated report of Anton & Chia LLP.  No other changes have been made to the Form 10-K, as amended. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, as amended, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, as amended.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bulk Storage Software, Inc.

We have audited the balance sheets of Bulk Storage Software, Inc. (the "Company") as of September 30, 2015 and 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended September 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses, negative cash flows, and has had an accumulated deficit of $221,073 since inception. This raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
February 19, 2016

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit Number	Description

3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	BeverageMaster Promisory Note*

_________________

*Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 filed with the SEC on July 26, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 3, 2016	Bulk Storage Software, Inc. By: /s/ Geoffrey Gibbs
Geoffrey Gibbs, President, Chief Executive, Chief Financial, and Chief Accounting Officer

By: /s/ Matthew Milonas
Matthew Milonas, Chief Operating Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

/s/ Geoffrey Gibbs
Geoffrey Gibbs, Director

/s/ Matthew Milonas
Matthew Milonas, Director