Form 10-K/A
period 2015-09-30
BULK STORAGE SOFTWARE, INC.
filed 2016-03-09
CIK 1453883

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No 3)
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

As of March 8, 2016 registrant had outstanding 22,033,080 shares of common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2015, filed with the Securities and Exchange Commission on January 14, 2016, as amended by Amendment No. 1, filed on February 22, 2016, and Amendment No. 2 filed on March 3, 2016, is solely to file an amended and restated repot of Anton & Chia LLP.  No other changes have been made to the Form 10-K, as amended. This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, as amended, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, as amended.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

Note 3 – Capital Stock

The Company authorized 50,000,000 shares of $.001 par value common stock.  Through September 30, 2015, the Company issued a total of 22,033,080 shares raising $25,815.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of September 30, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,033,080 common shares were issued and outstanding as of March 8, 2016 .

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

* Previously filed with Form S-1 Registration Statement on July 26, 2010

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2016.

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

Date: March 8, 2016	By:	/s/ Geoffrey Gibbs
Geoffrey Gibbs
Director

Date: March 8, 2016	By:	/s/ Matthew Milonas
Matthew Milonas
Director

Date: March 8, 2016	By:	/s/ Brian Sobnosky
Brian Sobnosky
Director